Form 10-Q
period 1996-03-31
GALAGEN INC
filed 1996-05-15
CIK 889872

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q

(Mark One)

[ x ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934
       For the Quarterly Period Ended MARCH 31, 1996.

                               or

[   ]  Transition Report Pursuant to Section 13 or  15(d)  of
       the Securities Exchange Act of 1934
       For  the  Transition  Period from  ________________  to ______________.


Commission file number 0-27976.

                               GALAGEN INC.
_______________________________________________________________________________
             (Exact name of registrant as specified in its charter)


             DELAWARE                           41-1719104
_______________________________________________________________________________
       (State or other jurisdiction of         (I.R.S. Employer
        incorporation or organization)          Identification No.)

        4001 Lexington Ave. North
        Arden Hills, Minnesota                        55126
_______________________________________________________________________________
       (Address of principal executive offices)     (Zip Code)

                                (612) 481-2105
 ______________________________________________________________________________
            (Registrant's telephone number, including area code)


 ______________________________________________________________________________
            (Former name, former address and former fiscal year,
                        if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value-- 5,129,377 shares as of May 13, 1996.

                                   INDEX


                                GalaGen Inc.
                       (A Development Stage Company)

                                                                Page
                                                                ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheets - March 31, 1996 and December 31, 1995.   3

         Statements of Operations - Three month periods ended
         March 31, 1996 and March 31, 1995 and for the period
         November 17, 1987 (inception) through March 31, 1996.    4

         Statements of Cash Flows - Three months ended
         March 31, 1996 and March 31, 1995 and for the period
         November 17, 1987 (Inception) through March 31, 1996.    5

         Notes to Financial Statements                            6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations         8



PART II.  OTHER INFORMATION

Items 1 through 5.                                               10

Item 6.   Exhibits and Reports on Form 8-K                       11

SIGNATURES                                                       13

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

GalaGen Inc.
(A Development Stage Company)
Balance Sheets


                                  March 31, 1996    December 31, 1995
                                  --------------   -----------------
                                   (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents           $345,894            $509,339
Prepaid expenses                      68,750               9,934
Deferred offering costs              678,225              71,769
                                ------------        ------------
Total current assets               1,092,869             591,042

Property, plant and equipment        231,975             230,484
Less accumulated depreciation       (161,384)           (149,783)
                                ------------        ------------
Net property, plant and
 equipment                            70,591              80,701

Deferred financing expenses          131,010             146,487
                                ------------        ------------
Total assets                      $1,294,470            $818,230
                                =============       ============

LIABILITIES AND SHAREHOLDERS
(DEFICIENCY)
Current liabilities:
Accounts payable and accrued
 expenses                          2,220,433           1,623,949
Promissory Notes                     500,000                   0
                                -------------       ------------
Total current liabilities          2,720,433           1,623,949

Convertible promissory notes,
 net of discount                   8,206,526           8,198,900
Other long term liabilities          833,932             698,404

Shareholders' (deficiency):
Series A Preferred Stock, $.01
 par value:                           25,000              25,000
Authorized shares - 2,500,000
Issued and outstanding shares
- - - 2,500,000 - March 31, 1996

Series B Preferred Stock, $.01
 par value:                           12,347              12,347
Authorized shares - 1,300,000
Issued and outstanding shares
- - - 1,234,748 - March 31, 1996

Series C Preferred Stock, $.01
par value:                             5,510               5,510
Authorized shares - 551,000
Issued and outstanding shares
- - - 551,000 - March 31, 1996

Series E Preferred Stock, $.01
par value:                             3,846               3,385
Authorized shares - 5,000,000
Issued and outstanding shares
- - - 384,615 - March 31, 1996

Series F-1 Preferred Stock,
$.01 par value:                          342                 171
Authorized shares - 34,287
Issued and outstanding shares
- - - 34,287 - March 31, 1996

Preferred Stock, $.01 par
value:                                     0                  0
Authorized shares - 15,000,000
pro forma
Issued and outstanding shares
- - - none

Common Stock, $.01 par value:         19,606             19,522
Authorized shares - 40,000,000
Issued and outstanding shares
- - - 1,960,756 - March 31, 1996

Additional paid-in capital        24,434,208         23,812,105
Deficit accumulated during the
development stage                (33,871,562)       (32,400,329)
Deferred compensation             (1,095,718)        (1,180,734)
                                -------------      ------------
Total shareholders'
(deficiency)                    ($10,466,421)       ($9,703,023)
                                -------------      ------------
Total liabilities and
shareholders' (deficiency)        $1,294,470           $818,230
                                =============       ============


                        SEE ACCOMPANYING NOTES

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

GalaGen Inc.
(A Development Stage Company)
Statements of Operations (Unaudited)


                                                                                  Period from
                                            For The Three Months Ended          November 17, 1987
                                            --------------------------           (Inception) to
                                          March 31, 1996   March 31, 1995        March 31, 1996
                                          -------------------------------------------------------
Revenues:
Product sales                           $         -         $         -             $  1,449,593
Product royalties                                 -                   -                   62,747
Research and development revenues                 -             100,000                  396,350
                                         ----------          ----------             ------------
                                                  -             100,000                1,908,690
Operating costs and expenses:
  Cost of goods sold                              -                   -                3,468,711
  Research and development                  696,859           1,258,625               18,634,775
  General and administrative                475,250             301,352               12,634,487
                                         ----------          ----------             ------------

Operating loss                           (1,172,109)         (1,459,977)             (32,829,283)

Interest income                               5,080               2,938                  156,884
Interest expense                           (304,204)            (97,920)              (1,804,584)
                                         ----------          ----------             ------------

Net loss before extraordinary gain       (1,471,233)         (1,554,959)             (34,476,983)
Extraordinary gain on extinguishment
 of debt                                          -                   -                  605,421
                                         ----------          ----------             ------------
Net loss for the period and deficit
 accumulated during the
 development stage                      $(1,471,233)        $(1,554,959)            $(33,871,562)
                                        ===========         ===========             ===========

Net loss per share:
 Primary                                     $(.75)              $(.77)                  $(29.11)
 Fully diluted                               $(.29)              $(.34)                  $(15.41)

Weighted average number of
common shares outstanding:
 Primary                                 1,955,569           2,021,524                 1,163,621
 Fully diluted                           5,081,728           4,531,323                 2,198,378



                                    SEE ACCOMPANYING NOTES

GalaGen Inc.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)




                                                                                        Period from
                                                 For The Three Months Ended          November 17, 1987
                                                 --------------------------           (Inception) to
                                               March 31, 1996   March 31, 1995        March 31, 1996
                                               -------------------------------------------------------
OPERATING ACTIVITIES:
Net loss                                        ($1,471,233)      ($1,554,959)            ($33,871,562)
Adjustments to reconcile net  loss to cash
 used in operating activities:
  Depreciation and amortization                     279,714            27,803                1,800,863
  Extraordinary gain                                      -                 -                 (605,421)
  Equity issued for services                              -           308,333                3,115,224
  Changes in operating assets
   and liabilities                                   66,746           689,374                2,136,006
                                                -----------       -----------            -------------

Net cash used in operating activities            (1,124,773)         (529,449)             (27,424,890)
                                                -----------       -----------            -------------

INVESTING ACTIVITIES:
Purchase of plant, property and equipment, net       (1,491)           (8,815)              (1,988,021)
                                                -----------       -----------            -------------

Net cash from investing activities                   (1,491)           (8,815)              (1,988,021)
                                                -----------       -----------            -------------
FINANCING ACTIVITIES:
Proceeds from equity offering                       462,819           125,197               14,140,385
Proceeds from debt offering                         500,000           400,000               15,618,420
                                                -----------       -----------            -------------
Net cash used in financing activities               962,819           525,197               29,758,805
                                                -----------       -----------            -------------

Increase (decrease) in cash                       (163,445)          (13,067)                  345,894
Cash and cash equivalents at beginning
 of period                                         509,339           430,153                       -
                                                -----------       -----------            -------------
Cash and cash equivalents at end of period        $345,894          $417,086                  $345,894
                                                -----------       -----------            -------------
                                                -----------       -----------            -------------

SCHEDULE OF  NON CASH INVESTING AND FINANCING
ACTIVITIES:

Deferred compensation for employee options               -                 -                 1,657,000
Value of convertible debt warrants                       -             5,333                   110,333
Value of line of credit warrants                   160,000                 -                   160,000





                                SEE ACCOMPANYING NOTES.

GalaGen Inc. (A Development Stage Company)
Notes to Financial Statements (Unaudited)

1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. These financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended December 31, 1995, contained in the Company's Prospectus dated March 27, 1996.

2.   CASH AND CASH EQUIVALENTS

Cash equivalents include short-term highly liquid investments purchased at cost, which approximates market, with original maturities of three months or less.

3.   LINE OF CREDIT

In January 1996, the Company entered into a $2.7 million line of credit agreement with a commercial bank, which expired with the closing of the Company's initial public offering (the "Offering"). Loans under this line of credit were to be guaranteed by six parties and the guarantee was collateralized by letters of credit posted by them in the aggregate amount of $2.7 million. In consideration for the guarantees and letters of credit posted by these parties, the Company issued warrants to purchase an aggregate of approximately 162,000 shares of Common Stock at an exercise price equal to 70% of the Offering price, or $7.00 per share.

In connection with this transaction, each of John Pappajohn and Land O'Lakes, Inc., guaranteed $500,000 of the $2.7 million line of credit, and in exchange received a warrant to purchase approximately 30,002 shares of Common Stock at $7.00 per share. John Pappajohn is a director and shareholder of the Company. Land O'Lakes, Inc. is a shareholder and has a representative serving on the board of directors of the Company.

In January 1996, the Company issued two convertible promissory notes for $375,000 and $125,000 to two investment funds controlled by Investment Advisers, Inc., which is a shareholder and has a representative serving on the board of directors of the Company. The notes became due on completion of the Offering. The notes were convertible into Series E Preferred Stock at the option of the holder. In connection with these notes, the Company issued warrants to purchase approximately 30,002 shares which are identical to the line of credit warrants described above. The notes have been repaid.

4.   REVERSE STOCK SPLIT

On January 19, 1996, the Board approved a reverse stock split of 3.6923-for-1 for the Company's outstanding Common Stock. The Company's shareholders approved this reverse stock split in March 1996. All information in the financial statements with respect to the Common Stock and to the conversion prices and ratios of the Preferred Stock have been adjusted to reflect this change. The reverse stock split had no effect on the numbers of shares of Preferred Stock issued and outstanding (as opposed to the conversion prices of the Preferred Stock and the numbers of shares of Common Stock into which the Preferred Stock will convert).

5.   SUBSEQUENT EVENTS

GalaGen Inc. consummated the Offering on April 1, 1996, which consisted of 2,000,000 shares of Common Stock at a $10 per share price to the public. All of the Company's Preferred Stock mandatorily converted into Common Stock immediately prior to the closing of the Offering. The terms of the Series D, Series E and Series F-1 Preferred Stock provided that the conversion prices of such stock be automatically adjusted to reflect the lower of their effective conversion price at the time of closing or 70% of the initial public offering price in the Offering. The approximate $7.3 million value of the additional shares received due to such adjustments by the holders of Convertible Promissory Notes (which converted into Series D Preferred Stock) and the Series E and Series F-1 Preferred Stock upon conversion, based on a conversion price of 70% of the Offering price of $10 per share, will be recorded in the second quarter of 1996 as a preferred stock dividend and increase the net loss to arrive at net loss available to holders of Common Stock in the calculation of net loss per share in the second quarter.

Additionally, the approximate 192,000 Common Stock warrants issued for consideration for the guarantee of the Company's $2,700,000 line of credit and for the $375,000 and $125,000 promissory notes described above in Note 3 provide that the exercise price be equal to 70% of the Offering price. The difference between the Offering price and exercise price multiplied by the number of warrants, plus the intrinsic value of the warrants, approximates $768,000. Approximately $160,000 of this amount was recorded in the first quarter of 1996 as interest expense. The approximate remaining value of $608,000 will be recorded as interest expense in the second quarter of 1996.


6.   LOSS PER SHARE

The primary loss per share is based on the weighted average common shares outstanding during the period. The fully diluted loss per share assumes the conversion of preferred shares outstanding prior to the initial public offering to common shares as of the beginning of the period. The loss per share for periods prior to April 1, 1996, the closing date of the Offering, also gives effect to the requirements of Staff Accounting Bulletin No. 83 (SAB 83).

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of  Operations

GENERAL

The Company is developing oral therapeutics to treat and prevent a broad range of human GI diseases. Using its proprietary processes, GalaGen has produced polyclonal antibodies that target specific pathogens infecting the human GI tract, including bacteria and their toxins, parasites, fungi and viruses. These polyclonal antibodies are derived from bovine colostrum, the milk collected in the first few milkings of a dairy cow after its calf is born, and when administered orally to humans provide passive immunity within the GI tract.


RESULTS OF OPERATIONS

  GENERAL.   The net loss of $1,471,233 for the  three months  ended March
31, 1996 is slightly less than the net loss of $1,554,959 for the three months ended March 31, 1995. Historical spending levels are not indicative of future spending levels because the Company is entering a period of rapid growth in product development activity, which is planned to include substantial increases in costs relating to personnel, research and development activity, small-scale manufacturing facilities and accelerated clinical trial activity. For these reasons, the Company believes its expenses and losses will increase dramatically before any material product revenues are generated.


  RESEARCH AND DEVELOPMENT EXPENSES. Expenses for research and development decreased to $696,859 for the three months ended March 31, 1996 from $1,258,625 for the three months ended March 31, 1995. The decrease of $561,766 was due primarily to a $300,000 license fee paid by the Company in
 March  1995, and the lack of activity during  the  three months  ended
March 31, 1996, in the Company's transgenics program, which was terminated in May 1995. The Company expects research and development expenses to increase as the Company's clinical trials activity accelerates, particularly expenses associated with the development of SPORIDIN-G, the Company's lead product in development aimed at treating C. PARVUM.


  GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $475,250 for the three months ended March 31, 1996 from $301,352 for the three months ended March 31, 1995. The increase of $173,898 was due to increases during the 1996 period in deferred compensation, outside services, and expenses associated with additional staffing.

  INTEREST EXPENSE. Interest expense increased to $304,204 for the three months ended March 31, 1996 from $97,920 for the three months ended March 31, 1995. The $206,284 increase was due primarily to the value of warrants issued to guarantors of a line of credit and to the purchasers of two promissory notes (see Note 5 of Notes to Financial Statements) and to interest associated with an increase in the principal amount outstanding of Convertible Promissory Notes.

  EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT. The extraordinary gain on extinguishment of debt of $605,421 in 1995 related to certain debt reduction settlements.


LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its existing resources, together with the proceeds of $17.9 million from the Offering (after payment of related offering costs of approximately $1.4 million for underwriting fees and $0.7 million for other associated offering expenses) and interest thereon, will enable it to fund its operating expenses and capital requirements as currently planned through approximately the end of the third quarter of 1997.

Cash used in operations were $1,124,773 and $529,449 for the three months ended March 31, 1996 and 1995, respectively. Cash used in operations went primarily to fund operating losses. The increase of $595,324 was due primarily to decreased changes in operating assets and liabilities for the three months ended March 31, 1996. The Company invested $1,491 and $8,815 for the three months ended

March 31, 1996 and 1995, respectively, in computer equipment which was used primarily to support Company operations.

The Company expects to incur substantial additional research and development and other costs, including costs related to clinical studies, as well as capital expenditures necessary to establish commercial scale cGMP manufacturing facilities. The Company will need to raise substantial additional funds for longer term product development, manufacturing and marketing activities it plans to undertake in the future. The Company's ability to continue funding its planned operations beyond 18 months is dependent upon its ability to obtain additional funds through equity or debt financing, strategic alliances, license agreements or from other financing sources. A lack of adequate funding could eventually result in the insolvency or bankruptcy of the Company. At a minimum, if adequate funds are not available, the Company may be required to delay or to eliminate expenditures for certain of its product development efforts or to license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop itself. Because of the Company's significant long-term capital requirements, it may seek to raise funds when conditions are favorable, even if it does not have an immediate need for such additional capital at such time.

Except for the historical information contained herein, matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include: levels of resources devoted by the Company to the development of its manufacturing and marketing capabilities, risks generally associated with construction of manufacturing facilities, the ability of the Company to make technological advances, the status of competitive products, the ability of the Company to establish strategic alliances to provide research and development funding to the Company and other risk factors listed in the Company's Prospectus dated March 27, 1996.

PART II - OTHER INFORMATION

Item  4.   Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 1996, the Company presented three matters to the stockholders of GalaGen Inc. (the "Company") for their written consent. Commencing on February 23, 1996, the Company sent to each stockholder a form of consent for each matter together with an information statement discussing each proposal. The record date for shareholders entitled to vote on the matters was set by the board of directors as January 19, 1996. Each proposal required the consent of the holders of the outstanding Common Stock and Preferred Stock having a majority of the combined voting power of the outstanding Common Stock and Preferred Stock, voting together as a single class. The reverse stock split also required the consent of the holders of a majority of the voting power of the outstanding Common Stock, voting as a single class. The outstanding Common Stock and Preferred Stock in the aggregate represented a total of 13,140,214 votes, and the outstanding Common Stock represented 7,238,308 votes. The number of consents required to approve each matter had all been received by the Company by March 20, 1996. The three matters presented to the stockholders for their consent are as follows:


 1.   REVERSE STOCK SPLIT

      a.    DESCRIPTION.  Approval of  a  3.6923  for  1  reverse  stock
 split  for  all  holders of   the  Company's  Common Stock.  The reverse
 stock split did not affect any stockholder's proportionate equity interest in the outstanding stock of the Company, except for the payment of unissued fractional shares.

      b. VOTE COUNT. The Company received 10,839,855 votes from the holders of the Common Stock and Preferred Stock, voting together as a single class, and received 5,898,408 votes from the holders of the Common Stock, voting as a single class. These votes were sufficient to approve the reverse stock split.

 2.   RESTATED CERTIFICATE OF INCORPORATION

      a.     DESCRIPTION.    Approval  of  the  Restated Certificate   of
 Incorporation that included provisions, among others (i) to authorize the issuance of 40,000,000 shares of Common Stock and 15,000,000 shares of Preferred Stock; (ii) to set the minimum number of directors for the Company board at three; and (iii) to require the affirmative vote of at least 75% of the outstanding voting stock to alter, amend, repeal, or adopt certain provisions in the Company's By-Laws and Restated Articles of Incorporation.

     b. VOTE COUNT. The Company received 10,367,355 votes from the holders of the Common Stock and Preferred Stock, voting together as a single class. This vote was sufficient to approve the Restated Articles of Incorporation.

 3.  EMPLOYEE STOCK PURCHASE PLAN

     a.    DESCRIPTION.  Approval of the  GalaGen  Inc. Employee  Stock
 Purchase Plan, which provides eligible employees with an opportunity to acquire Common Stock of the Company.

     b. VOTE COUNT. The Company received 10,450,690 votes from the holders of the Common Stock and Preferred Stock, voting together as a
 single class.   This  vote was sufficient to approve  the Employee Stock
 Purchase Plan.

Item 6.        Exhibits and Reports on Form 8-K.

     (a)  Exhibits

         EXHIBIT    DESCRIPTION

          3.2       Restated  Certificate  of Incorporation  of  the
                    Company.(1)


          3.4       Restated Bylaws of the Company.(1)



          4.1       Specimen Common Stock Certificate.(1)


          4.2 Warrant to purchase 13,541 shares of Common Stock of the Company issued to Piper Jaffray Inc., dated January 26, 1993.(1)


          4.3 Warrant to purchase 20,312 shares of Common Stock of the Company issued to Gus A. Chafoulias, dated October 12, 1993.(1)


          4.4 Warrant to purchase 20,312 shares of Common Stock of the Company issued to John Pappajohn, dated October 12, 1993.(1)


          4.5 Warrant to purchase 9,479 shares of Common Stock of the Company issued to Cato Holding Company, dated June 21, 1994.(1)


          4.6 Form of Common Stock Warrant to purchase shares of Common Stock of the Company, issued in connection with the sale of Convertible Promissory Notes.(1)


          4.7 Warrant to purchase 17,144 shares of Series F-1 Convertible Preferred Stock of the Company issued to Chiron Corporation, dated March 29, 1995.(1)


          4.8 Warrant to purchase 42,856 shares of Series F-2 Convertible Preferred Stock of the Company issued to Chiron Corporation, dated March 29, 1995.(1)


          4.9 Warrant to purchase 60,000 shares of Series F-3 Convertible Preferred Stock of the Company issued to Chiron Corporation, dated March 29, 1995.(1)


          4.10 Warrant to purchase 80,000 shares of Series F-3 Convertible Preferred Stock of the Company issued to Chiron Corporation, dated March 29, 1995.(1)


          4.11 Warrant to purchase 18,750 shares of Common Stock of the Company issued to IAI Investment Funds VI, Inc. (IAI Emerging Growth Fund), dated January 30, 1996.(1)


          4.12 Warrant to purchase 6,250 shares of Common Stock of the Company issued to IAI Investment Funds IV, Inc. (IAI Regional Fund), dated January 30, 1996.(1)


          4.13 Warrant to purchase 25,000 shares of Common Stock of the Company issued to John Pappajohn, dated February 2, 1996.(1)


          4.14 Warrant to purchase 25,000 shares of Common Stock of the Company issued to Edgewater Private Equity Fund, L.P., dated February 2, 1996.(1)



          4.15 Warrant to purchase 10,000 shares of Common Stock of the Company issued to Joseph Giamenco, dated February 2, 1996.(1)


          4.16      Warrant  to  purchase 25,000  shares  of  Common
                    Stock   of   the  Company  issued  to   Gus   A.
                    Chafoulias, dated February 2, 1996.(1)


          4.17 Warrant to purchase 25,000 shares of Common Stock of the Company issued to JIBS Equities, dated February 2, 1996.(1)


          4.18 Warrant to purchase 25,000 shares of Common Stock of the Company issued to Land O'Lakes, Inc., dated February 2, 1996.(1)

         EXHIBIT    DESCRIPTION

          4.19 Bridge Note (Promissory Note Convertible into Series E Convertible Preferred Stock) payable to IAI Investment Funds VI, Inc. (IAI Emerging Growth Fund), in the amount of $375,000 dated January 30, 1996.(1)


          4.20 Bridge Note (Promissory Note Convertible into Series E Convertible Preferred Stock) payable to IAI Investment Funds IV, Inc. (IAI Regional
                    Fund),   in   the   amount  of  $125,000   dated
                    January 30, 1996.(1)


          10.1 License Agreement between the Company and Land O'Lakes dated May 7, 1992.(1)


          10.2 Royalty Agreement between the Company and Land O'Lakes dated May 7, 1992.(1)


          10.3 Supply Agreement between the Company and Land O'Lakes dated May 7, 1992.(1)


          10.4 Master Services Agreement between the Company and Land O'Lakes dated May 7, 1992.(1)


          10.5      GalaGen Inc. 1992 Stock Plan.(1)


          10.7 Stock and Warrant Purchase Agreement between the Company and Chiron Corporation dated March 20, 1995.(1)


          10.8 License and Collaboration Agreement between the Company and Chiron Corporation dated March 20, 1995.(1)


          10.9      GalaGen Inc. Employee Stock Purchase Plan.(1)


          10.10 Credit Agreement between the Company and Norwest Bank Minnesota, N.A., dated as of January 24, 1996.(1)


          11.1      Statement re: computation of per share  earnings
                    (loss)



          27        Financial Data Schedule

          __________________________
           (1) Incorporated herein by reference to the same numbered Exhibit to the Company's Registration
               Statement on Form S-1 (Registration No. 333-1032).


     (b)  Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GALAGEN INC.
                                      (Registrant)



Date:  May 14, 1996             By: /s/ Robert A. Hoerr
                                    -------------------------------
                                    Robert A. Hoerr,
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date:  May 14, 1996             By:  /s/ Gregg A. Waldon
                                    -------------------------------
                                    Gregg A. Waldon,
                                    Vice President, Chief Financial Officer,
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)

                             EXHIBIT INDEX

                                                                   METHOD OF
EXHIBIT    DESCRIPTION                                              FILING

  3.2      Restated  Certificate  of  Incorporation               Incorporated
            of the Company.(1)                                    By Reference

  3.4     Restated Bylaws of the Company.(1)                      Incorporated
                                                                  By Reference

  4.1     Specimen Common Stock Certificate.(1)                   Incorporated
                                                                  By Reference

  4.2     Warrant to purchase 13,541 shares of Common Stock       Incorporated
           of the Company issued to Piper  Jaffray Inc., dated    By Reference
           January  26, 1993.(1)

  4.3     Warrant to purchase 20,312 shares of Common Stock       Incorporated
           of the Company issued to Gus Chafoulias, dated         By Reference
           October  12,  1993.(1)

  4.4     Warrant to purchase 20,312 shares of Common Stock       Incorporated
           of the Company issued to John Pappajohn, dated         By Reference
           October  12, 1993.(1)

  4.5     Warrant to purchase 9,479 shares of Common Stock        Incorporated
           of the Company issued to Cato Holding Company,         By Reference
           dated  June  21,  1994.(1)


  4.6     Form  of  Common Stock Warrant to purchase shares of    Incorporated
           Common Stock of the Company, issued in connection      By Reference
           with the sale of Convertible Promissory Notes.(1)

  4.7     Warrant  to  purchase 17,144 shares of Series F-1       Incorporated
           Convertible Preferred  Stock of the Company issued     By Reference
           to Chiron Corporation, dated March 29, 1995.(1)

  4.8     Warrant  to  purchase 42,856 shares  of Series F-2      Incorporated
           Convertible Preferred  Stock of  the  Company issued   By Reference
           to  Chiron Corporation, dated March 29, 1995.(1)

  4.9     Warrant  to  purchase 60,000  shares of Series F-3      Incorporated
           Convertible Preferred Stock of the Company issued      By Reference
           to Chiron Corporation, dated March 29, 1995.(1)

  4.10    Warrant  to  purchase 80,000 shares of Series F-3       Incorporated
           Convertible Preferred Stock of the Company issued      By Reference
           to  Chiron Corporation, dated March 29, 1995.(1)

  4.11    Warrant to purchase 18,250 shares of Common Stock       Incorporated
           of the Company issued to IAI Investment Funds VI,      By Reference
           Inc.  (IAI Emerging Growth Fund), dated
           January 30, 1996.(1)

  4.12    Warrant to purchase 6,250 shares of Common Stock        Incorporated
           of the Company issued to IAI Investment Funds IV,      By Reference
           Inc. (IAI Regional Fund), dated January 30, 1996.(1)

  4.13    Warrant to purchase 25,000 shares of Common Stock       Incorporated
           of the Company issued to John Pappajohn, dated         By Reference
           February 2, 1996.(1)

  4.14    Warrant to purchase 25,000 shares of Common Stock       Incorporated
           of the Company issued to Edgewater Private Equity      By Reference
           Fund, L.P., dated February 2, 1996.(1)

  4.15    Warrant to purchase 10,000 shares of Common Stock       Incorporated
           of the Company issued to Joseph Giamenco, dated        By Reference
           February 2, 1996.(1)

                                                                   METHOD OF
EXHIBIT    DESCRIPTION                                              FILING

  4.16    Warrant to purchase 25,000 shares of Common Stock      Incorporated
           of the Company issued to Gus A. Chafoulias, dated     By Reference
           February 2, 1996.(1)

  4.17    Warrant to purchase 25,000 shares of Common Stock      Incorporated
           of the Company issued to JIBS Equities, dated         By Reference
           February 2, 1996.(1)

  4.18    Warrant to purchase 25,000 shares of Common Stock      Incorporated
           of the Company issued to Land  O'Lakes, Inc., dated   By Reference
           February  2, 1996.(1)

  4.19    Bridge Note (Promissory Note Convertible into Series   Incorporated
           E Convertible Preferred Stock) payable to  IAI        By Reference
           Investment Funds VI, Inc. (IAI Emerging Growth Fund), in the amount of $375,000 dated January 30, 1996.(1)

  4.20    Bridge Note (Promissory Note Convertible into Series   Incorporated
           E Convertible Preferred Stock) payable to IAI         By Reference
           Investment Funds IV, Inc. (IAI Regional Fund), in the amount of $125,000 dated January 30, 1996.(1)

  10.1    License Agreement between the Company and              Incorporated
           Land O'Lakes dated May 7, 1992.(1)                    By Reference

  10.2    Royalty Agreement between the Company and              Incorporated
           Land O'Lakes dated May 7, 1992.(1)                    By Reference

  10.3    Supply Agreement between the Company and               Incorporated
           Land O'Lakes dated May 7, 1992.(1)                    By Reference

  10.4    Master Services Agreement between the Company         Incorporated
           and Land O'Lakes dated May 7, 1992.(1)               By Reference

  10.5    GalaGen Inc. 1992 Stock Plan.(1)                      Incorporated
                                                                By Reference

  10.7    Stock and Warrant Purchase Agreement                  Incorporated
           between the Company and  Chiron Corporation          By Reference
           dated March 20, 1995.(1)

  10.8    License and Collaboration Agreement between           Incorporated
           the Company and Chiron Corporation dated             By Reference
           March 20, 1995.(1)

  10.9    GalaGen Inc. Employee Stock Purchase Plan             Incorporated
                                                                By Reference

  10.10   Credit Agreement between the Company and              Incorporated
           Norwest Bank Minnesota, N.A., dated as               By Reference
           of January 24, 1996.(1)

  11.1    Statement re: computation of per share                Electronic
           earnings (loss)                                      Transmission

  27      Financial Data Schedule                               Electronic
                                                                Transmission

  _______________________________
  (1) Incorporated herein by reference to the same numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration
         No. 333-1032).