Form 10-Q
period 1996-06-30
GALAGEN INC
filed 1996-08-08
CIK 889872

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-Q

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Quarterly Period Ended June 30, 1996.
                                    --------------

                                          or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the Transition Period
    from                  to                  .
         ----------------    -----------------

Commission file number 0-27976.

                                    GalaGen Inc.
- --------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

           Delaware                                41-1719104
- --------------------------------------------------------------------------------
    (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)               Identification No.)

    4001 Lexington Ave. North
    Arden Hills, Minnesota                         55126
- --------------------------------------------------------------------------------
    (Address of principal executive offices)      (Zip Code)

                                    (612) 481-2105
- --------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
    such filing requirements for the past 90 days. Yes    X      No
                                                        -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common stock, $.01 par value-- 7,129,377 shares as of July 26, 1996.

                                        INDEX

                                     GalaGen Inc.
                            (A Development Stage Company)

                                                                            Page
                                                                            ----


PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

       Balance Sheets - June 30, 1996 and December 31, 1995...................3

       Statements of Operations - Three month periods ended
       June 30, 1996 and June 30, 1995, six month periods ended
       June 30, 1996 and June 30, 1995, and for the period
       November 17, 1987 (inception) through June 30, 1996....................5

       Statements of Cash Flows - Six months ended
       June 30, 1996 and June 30, 1995 and for the period
       November 17, 1987 (inception) through June 30, 1996....................6

       Notes to Financial Statements..........................................7

Item 2. Management's Discussion and Analysis
       of Financial Condition and Results of Operations......................10



PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K......................................13

SIGNATURES....................................................................15

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

GalaGen Inc.
(A Development Stage Company)
Balance Sheets
                                         June 30, 1996      December 31, 1995
                                       ----------------------------------------
                                           (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                 $     9,075,598    $       509,339
  Available-for-sale securities                   6,460,894                  -
  Prepaid and deferred expenses                      30,859             81,703
                                              -------------      -------------
Total current assets                             15,567,351            591,042

Property, plant, & equipment:                       379,993            230,484
  Less accumulated depreciation                   (169,811)          (149,783)
                                              -------------      -------------
Net property, plant, and equipment                  210,182             80,701

Deferred financing expenses                               -            146,487
                                              -------------      -------------
Total assets                                $    15,777,533    $       818,230
                                              -------------      -------------
                                              -------------      -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIENCY)
Current liabilities:
  Accounts payable and accrued expenses             667,021          1,623,949
                                              -------------      -------------
Total current liabilities                           667,021          1,623,949

Convertible promissory notes, net of
  discount                                                -          8,198,900
Other long-term liabilities                          45,000            698,404

Shareholders' equity(deficiency):
  Series A Preferred Stock, $.01 par value:               -             25,000
    Authorized shares - 2,500,000
    Issued and outstanding shares - 0 -
    June 30, 1996
  Series B Preferred Stock, $.01 par value:               -             12,347
    Authorized shares - 1,300,000
    Issued and outstanding shares - 0 -
    June 30, 1996
  Series C Preferred Stock, $.01 par value:               -              5,510
    Authorized shares - 551,000
    Issued and outstanding shares - 0 -
    June 30, 1996
  Series E Preferred Stock, $.01 par value:               -              3,385
    Authorized shares - 5,000,000
    Issued and outstanding shares - 0 -
    June 30, 1996
  Series F-1 Preferred Stock, $.01 par value:             -                171
    Authorized shares - 34,287
    Issued and outstanding shares - 0 -
    June 30, 1996
  Preferred Stock, $.01 par value:                        -                  -
    Authorized shares - 15,000,000 pro forma
    Issued and outstanding shares - none
  Common stock, $.01 par value:                      71,294             19,521
    Authorized shares - 40,000,000
    Issued and outstanding shares
    - 7,129,377 - June 30, 1996
  Additional paid-in capital                     59,125,877         23,812,106
  Accumulated deficit                          (43,105,721)       (32,400,329)
  Deferred compensation                         (1,010,701)        (1,180,734)
  Unrealized gain/(loss) on available-for-
    sale securities                                (15,237)                  -
                                              -------------      -------------
Total shareholders' equity (deficiency)     $   15,065,512     $    (9,703,023)
                                              -------------      -------------
Total liabilities and shareholders' equity
  (deficiency)                              $    15,777,533    $       818,230
                                              -------------      -------------
                                              -------------      -------------

                                SEE ACCOMPANYING NOTES


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

GalaGen Inc.
(A Development Stage Company)
Statements of Operations (Unaudited)


                                                                                                                 Period from
                                                      For the Three Months Ended     For the Six Months Ended  November 17, 1987
                                                      --------------------------     ------------------------   (inception) to
                                                    June 30, 1996  June 30, 1995  June 30, 1996  June 30, 1995  June 30, 1996
                                                    -------------------------------------------------------------------------------

Revenues:
  Product sales                                       $         -    $         -    $         -    $         -   $  1,449,593
  Product royalties                                             -              -              -              -         62,747
  Research and development revenues                             -              -              -        100,000        396,350
                                                       ----------     ----------     ----------     ----------   ------------
                                                                -              -              -        100,000      1,908,690
Operating costs and expenses:
  Cost of goods sold                                            -            -                -             -       3,468,711
  Research and development                              1,088,862      1,010,539      1,785,721      2,269,165     19,723,637
  General and administrative                              437,419        401,673        912,670        703,025     13,071,906
                                                       ----------     ----------     ----------     ----------   ------------

Operating loss                                         (1,526,281)    (1,412,212)    (2,698,391)    (2,872,190)   (34,355,564)

Interest income                                           202,865          1,236        207,945          4,174        359,749
Interest expense                                         (613,899)      (116,515)      (918,102)      (214,435)    (2,418,483)
                                                       ----------     ----------     ----------     ----------   ------------
Net loss before extraordinary gain                     (1,937,315)    (1,527,491)    (3,408,548)    (3,082,451)   (36,414,298)
Extraordinary gain on extinguishment
of debt                                                         -             -               -              -        605,421
                                                       ----------     ----------     ----------     ----------   ------------

Net loss for the period and deficit
accumulated during the development stage               (1,937,315)    (1,527,491)    (3,408,548)    (3,082,451)   (35,808,877)

Less preferred stock dividends                         (7,296,844)             -     (7,296,844)             -     (7,296,844)
                                                       ----------     ----------     ----------     ----------   ------------
Net loss applicable to common shareholders            $(9,234,159)   $(1,527,491)  $(10,705,392)   $(3,082,451)  $(43,105,721)
                                                       ----------     ----------     ----------     ----------   ------------
                                                       ----------     ----------     ----------     ----------   ------------

Net loss per share applicable to common shareholders:
  Primary                                             $     (1.30)   $      (.76)  $     (1.75)    $    (1.52)   $     (26.65)
  Fully diluted                                       $     (1.30)   $      (.33)  $     (1.75)    $     (.67)   $     (18.59)

Weighted average number of common shares outstanding:
  Primary                                               7,129,263      2,021,857      6,105,442      2,021,752      1,617,617
  Fully diluted                                         7,129,263      4,593,793      6,105,442      4,616,826      2,318,910


                    SEE ACCOMPANYING NOTES

GalaGen Inc.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

                                                                                             Period from
                                                           For the Six Months Ended        November 17, 1987
                                                           ------------------------         (inception) to
                                                     June 30, 1996       June 30, 1995      June 30, 1996
                                                    -----------------------------------------------------------
OPERATING  ACTIVITIES:
Net loss                                                 $(10,705,392)       $ (3,082,451)       $(43,105,721)
Adjustments to reconcile net loss to cash
  used in operating activities:
Depreciation and amortization                                 213,157              48,448           1,734,306
Preferred stock dividend                                    7,296,844                   -           7,296,844
Interest expense                                              768,064                   -             768,064
Extraordinary gain                                                  -                   -            (605,421)
Equity issued for services                                          -             311,078           3,115,224
Changes in operating assets and liabilities                (1,457,226)          1,567,936             612,034
                                                         ------------        ------------        ------------
Net cash used in operating activities                    $ (3,884,553)       $ (1,154,989)       $(30,184,670)
                                                         ------------        ------------        ------------

INVESTING ACTIVITIES:
Purchase of plant, property and equipment, net               (149,509)            (21,097)         (2,136,039)
Purchase of available-for-sale securities                 (29,044,635)                  -         (29,044,635)
Sale and maturities of available-for-sale securities       22,583,741                   -          22,583,741
                                                         ------------        ------------        ------------

Net cash from investing activities                       $ (6,610,403)     $      (21,097)      $  (8,596,933)

FINANCING ACTIVITIES:
Proceeds from equity offering                              19,067,619             125,197          32,745,185
Proceeds from notes                                           500,000             700,000          15,618,420
Payment of notes, including interest                         (506,404)                               (506,404)
                                                         ------------        ------------        ------------
Net cash used in financing activities                    $ 19,061,215       $     825,197        $ 47,857,201
                                                         ------------        ------------        ------------

Increase (decrease) in cash                                 8,566,259            (350,889)          9,075,598
Cash and cash equivalents at beginning of period              509,339             430,153               -
                                                         ------------        ------------        ------------
Cash and cash equivalents at end of period               $  9,075,598       $      79,264         $ 9,075,598
                                                         ------------        ------------        ------------
                                                         ------------        ------------        ------------

SCHEDULE OF  NON CASH INVESTING AND FINANCING
ACTIVITIES:
Deferred compensation for employee options                        -                   -             1,657,000
Value of convertible debt warrants                                -                 9,333             114,333
Conversion  of  convertible promissory notes plus
  related accrued interest, net of financing costs          9,469,075                               9,469,075



                                SEE ACCOMPANYING NOTES.

GalaGen Inc. (A Development Stage Company)
Notes to Financial Statements (Unaudited)

1.     BASIS OF PRESENTATION

             The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. These financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended December 31, 1995, contained in the Company's Prospectus dated March 27, 1996.

2.     CASH AND CASH EQUIVALENTS

             Cash equivalents include short-term highly liquid investments purchased at cost, which approximates market, with original maturities of three months or less.

3.     INVESTMENTS

             Investments in debt securities with a remaining maturity of more than 90 days at the date of purchase are classified as marketable securities. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as available-for-sale as of June 30, 1996. The Company considers the net unrealized gain (loss) on these investments to be temporary, and as such has recorded it through shareholders' equity. The amortized cost and estimated market value of investments are as follows:




                                       Amortized Cost         Gross              Gross               Estimated
                                                         Unrealized Gains   Unrealized Losses       Market Value
                                       ----------------------------------------------------------------------------
    As of June 30, 1996
    Commercial paper                       $   967,272               $   0         $         0         $   967,272
    U.S. Government agency securities          990,539                   0               (126)             990,413
    U.S. Treasury securities                 2,487,372                   0                   0           2,487,372
    Investment grade debt securities         2,030,948                   0            (15,111)           2,015,837
                                      ----------------    ----------------    ----------------    ----------------
                                           $ 6,476,131               $   0         $  (15,237)         $ 6,460,894

The amortized cost and estimated market value of investments by contractual maturity are as follows:


                                       Amortized Cost         Gross              Gross               Estimated
                                                         Unrealized Gains   Unrealized Losses       Market Value
                                       ----------------------------------------------------------------------------

    As of June 30, 1996
    Due in one year or less                $ 4,445,183               $   0         $     (126)         $ 4,445,057
    Due after one year through two years     2,030,948                   0            (15,111)           2,015,837
                                      ----------------    ----------------    ----------------    ----------------
                                           $ 6,476,131               $   0         $  (15,237)         $ 6,460,894

4.     PROPERTY, PLANT AND EQUIPMENT

             Property, plant and equipment are recorded at cost. Depreciation and amortization are provided for on the straight line method. At June 30, 1996 construction in progress consisted of leasehold improvements in connection with the Company's pilot plant manufacturing facility (see
       Note 5 of Notes to Financial Statements below). At June 30, 1996, property and equipment consisted of the following:

       Furniture, fixtures and equipment        $ 250,929
       Construction in progress                   129,064
                                                ---------
                                                  379,993
       Less accumulated depreciation             (169,811)
                                                ---------
                                                $ 210,182

5.     COMMITMENTS

             During June 1996 the Company entered into a series of leasing agreements with Cargill Leasing Corporation ("Cargill") which includes a Commitment Letter, Master Equipment Lease and an Agreement for Progress Payments (the "Agreements"). The Agreements provide that the Company may purchase up to $1,100,000 of manufacturing equipment for the Company's pilot plant facility through lease take-downs from Cargill. The lease take-down at June 30, 1996 was apprioximately $111,000. The Company expects that the lease take-downs will end in September 1996 at which time full lease payments will commence for a period of seven years with the Company's option to extend for an additional 12 months. Interest upon commencement of full lease payments will be computed on a weighted average of LIBOR and the rate on five year U.S Treasury Notes. Prior to the commencement of full lease payments, the Company is required to make interest payments at prime plus 2% on the lease take-down. The lease is guaranteed by Land O' Lakes, Inc. This lease will be structured as an operating lease in accordance with FASB 13.

             During June 1996, the Company entered into a five year lease agreement with Land O' Lakes, Inc. for specified space within the Land O' Lakes facility in connection with the Company's pilot plant manufacturing facility. The lease calls for annual payments of approximately $86,000 and can be extended for additional one year periods at the option of the Company.

6.     LINE OF CREDIT

             In January 1996, the Company entered into a $2.7 million line of credit agreement with a commercial bank, which expired with the closing of the Company's initial public offering (the "Offering") on April 1, 1996. Loans under this line of credit were to be guaranteed by six parties and the guarantee was collateralized by letters of credit posted by them in the aggregate amount of $2.7 million. In consideration for the guarantees and letters of credit posted by these parties, the Company issued warrants to purchase an initial aggregate of 162,014 shares of common stock at an exercise price equal to 70% of the Offering price, or $7.00 per share.

             In connection with this transaction, each of John Pappajohn and Land O'Lakes, Inc., guaranteed $500,000 of the $2.7 million line of credit, and in exchange received a warrant to purchase 30,003 shares of common stock at $7.00 per share. John Pappajohn is a director and shareholder of the Company. Land O'Lakes, Inc. is a shareholder and has a representative serving on the board of directors of the Company.

             In January 1996, the Company issued two convertible promissory notes for $375,000 and $125,000 to two investment funds controlled by Investment Advisers, Inc., which is a shareholder and has a representative serving on the board of directors of the Company. The notes became due on completion of the Offering. The notes were convertible into Series E Preferred Stock at the option of the holder. In connection with these notes, the Company issued warrants to purchase 30,003 shares which are identical to the line of credit warrants described above. The notes have been repaid.

7.     REVERSE STOCK SPLIT

             On January 19, 1996, the Board approved a reverse stock split of 3.6923-for-1 for the Company's outstanding common stock. The Company's shareholders approved this reverse stock split in March 1996. All information in the financial statements with respect to the common stock and to the conversion prices and ratios of all the preferred stock have been adjusted to reflect this change. The reverse stock split had no effect on the numbers of shares of preferred stock issued and outstanding (as opposed to the conversion prices of all the preferred stock and the numbers of shares of common stock into which the preferred stock will convert).

8.     INITIAL PUBLIC OFFERING

             GalaGen Inc. consummated the Offering on April 1, 1996, which consisted of 2,000,000 shares of common stock at a $10 per share price to the public. All of the Company's preferred stock mandatorily converted into common stock immediately prior to the closing of the Offering. Series A Preferred Stock converted on a 1-for-1 basis, Series B Preferred Stock converted on a 1.625-for-1 basis, Series C Preferred Stock converted on a 1.667-for-1 basis. The terms of the Series D, Series E and Series F-1 Preferred Stock provided that the conversion prices of such stock be automatically adjusted to reflect the lower of their effective conversion price at the time of closing or 70% of the initial public offering price in the Offering. The $7,296,844 value of the additional shares received due to such adjustments by the holders of Convertible Promissory Notes (which converted into Series D Preferred Stock) and the Series E and Series F-1 Preferred Stock upon conversion, based on a conversion price of 70% of the Offering price of $10 per share, was recorded in the second quarter of 1996 as a preferred stock dividend and an increase to the net loss to arrive at net loss available to holders of common stock in the calculation of net loss per share in the second quarter.

             Additionally, the 192,017 common stock warrants issued for consideration for the guarantee of the Company's $2,700,000 line of credit and for the $375,000 and $125,000 promissory notes described above in Note 6 provide that the exercise price be equal to 70% of the Offering price. The difference between the Offering price and exercise price multiplied by the number of warrants, plus the intrinsic value of the warrants was $768,064. Of that amount, $160,000 was recorded in the first quarter of 1996 as interest expense, and $608,064 was recorded as interest expense in the second quarter of 1996.

9.     LOSS PER SHARE

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        GENERAL

             GalaGen Inc. is developing oral therapeutics that target life-threatening and infectious diseases such as those caused by antibiotic-resistant and emerging pathogens. The Company's naturally derived immunotherapeutics are comprised of concentrated pathogen-specific polyclonal antibodies which the Company produces in concentrated form using its proprietary immunization technology. The Company's products in development address serious gastrointestinal infections complicating AIDS, cancer and antibiotic therapy, as well as peptic ulcer disease. GalaGen's lead product in development, Sporidin-G, is a polyclonal antibody product with specificity for Cryptosporidium parvum, a parasite which causes chronic, life-threatening diarrhea in AIDS and other immunocompromised patients.

        RESULTS OF OPERATIONS

        THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

             GENERAL. The net loss before preferred stock dividends of $1,937,315 for the three months ended June 30, 1996 is greater than the net loss of $1,527,491 for the three months ended June 30, 1995. Historical spending levels are not indicative of future spending levels because the Company is entering a period of rapid growth in product development activity, which is planned to include substantial increases in costs relating to personnel, research and development activity, small-scale manufacturing facilities and accelerated clinical trial activity. For these reasons, the Company believes its expenses and losses will increase dramatically before any material product revenues are generated.

             RESEARCH AND DEVELOPMENT EXPENSES. Expenses for research and development increased to $1,088,862 for the three months ended June 30, 1996 from $1,010,539 for the three months ended June 30, 1995. The increase of $78,323 was due primarily to increased spending on clinical trials and research and development personnel expense partially offset by decreased expenses associated with the Company's transgenics program, which was terminated in May 1995. The Company expects research and development expenses to increase as the Company's clinical trials activity accelerates, particularly expenses associated with the development of SPORIDIN-G, the Company's lead product in development aimed at treating C. parvum.

             GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $437,419 for the three months ended June 30, 1996 from $401,673 for the three months ended June 30, 1995. The increase of $35,746 was due to increases during the 1996 period in deferred compensation, outside services and expenses associated with additional staffing.

             INTEREST INCOME AND EXPENSE. Interest income increased to $202,865 for the three months ended June 30, 1996 from $1,236 for the three months ended June 30, 1995. This increase is attributable to the Company's increased level of investable funds which resulted from the Offering. Interest expense increased to $613,899 for the three months ended June 30, 1996 from $116,515 for the three months ended June 30, 1995. The $497,384 increase was due primarily to the value of warrants issued to guarantors of a line of credit and to the purchasers of two promissory notes (see Note 6 of Notes to Financial Statements), offset by decreased Convertible Promissory Note interest expense due to the conversion of such notes into common stock upon the Offering.

             EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT. The extraordinary gain on extinguishment of debt of $605,421 in 1995 related to certain debt reduction settlements regarding the Company's terminated transgenics program.

             PREFERRED STOCK DIVIDENDS. The preferred stock dividends of $7,296,844 for the three months ended June 30, 1996 is a result of the value of the additional shares issued to holders of the Series D, Series E and Series F-1 Preferred Stock upon conversion to common stock (see Note 8 of Notes to Financial Statements).

       SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

             GENERAL. The net loss before preferred stock dividends of $3,408,548 for the six months ended June 30, 1996 is greater than the net loss of $3,082,451 for the three months ended June 30, 1995. Historical spending levels are not indicative of future spending levels because the Company is entering a period of rapid growth in product development activity, which is planned to include substantial increases in costs relating to personnel, research and development activity, small-scale manufacturing facilities and accelerated clinical trial activity. For these reasons, the Company believes its expenses and losses will increase dramatically before any material product revenues are generated.

             RESEARCH AND DEVELOPMENT EXPENSES. Expenses for research and development decreased to $1,785,721 for the six months ended June 30, 1996 from $2,269,165 for the six months ended June 30, 1995. The decrease of $483,444 was due primarily to a onetime $300,000 license fee paid by the Company in March 1995 and the lack of activity during the six months ended June 30, 1996 in the Company's transgenics program, which was terminated in May 1995.

             GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $912,670 for the six months ended June 30, 1996 from $703,025 for the six months ended June 30, 1995. The increase of $209,645 was due to increases during the 1996 period in deferred compensation, outside services, and expenses associated with additional staffing.

             INTEREST INCOME AND EXPENSE.  Interest income increased to
       $207,945 for the six months ended June 30, 1996 from $4,174 for the six months ended June 30, 1995, This increase is attributable to the Company's increased level of investable funds which resulted from the Offering. Interest expense increased to $918,102 for the six months ended June 30, 1996 from $214,435 for the six months ended June 30, 1995. The $703,667 increase was due primarily to the value of warrants issued to guarantors of a line of credit and to the purchasers of additional Convertible Promissory Notes, offset by decreased Convertible
       Promissory Note interest expense due to the conversion of such notes into common stock.

             EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT. The extraordinary gain on extinguishment of debt of $605,421 in 1995 related to certain debt reduction settlements regarding the Company's terminated transgenics program.

             PREFERRED STOCK DIVIDENDS. The preferred stock dividends of $7,296,844 for the six months ended June 30, 1996 is a result of the value of the additional shares issued to holders of the Series D, Series E and Series F-1 Preferred Stock upon conversion to common stock (see
       Note 8 of Notes to Financial Statements) .


       LIQUIDITY AND CAPITAL RESOURCES

             Proceeds from the Company's Offering totalled $17.9 million
       (after payment of related offering costs of approximately $1.4 million for underwriting fees and $0.7 million for associated offering expenses). The Company anticipates that these resources and interest thereon will enable it to fund its operating expenses and capital requirements as currently planned through approximately the end of the third quarter of 1997.

             Cash used in operations were $3,884,553 and $1,154,989 for the six months ended June 30, 1996 and 1995, respectively. Cash used in operations went primarily to fund operating losses. The increase of $2,729,564 was due primarily to repayment of certain obligations. The Company invested a net amount of $6,460,894 in available-for-sale debt securities (see Note 3 of Notes to Financial Statements) for the six months ended June 30, 1996 and invested $149,509 and $21,097 for the six months ended June 30, 1996 and 1995, respectively, in computer equipment used to support Company operations.

              The Company expects to incur substantial additional research and development and other costs, including costs related to clinical studies, as well as capital expenditures necessary to establish commercial scale cGMP manufacturing facilities. The Company will need to raise substantial additional funds for longer term product development, manufacturing and marketing activities it plans to undertake in the future. The Company's ability to continue funding its planned operations beyond the third quarter of 1997 is dependent upon its ability to obtain additional funds through equity or debt financing, strategic alliances, license agreements or from other financing sources. A lack of adequate funding could eventually result in the insolvency or bankruptcy of the Company. At a minimum, if adequate funds are not available, the Company may be required to delay or to eliminate expenditures for certain of its product development efforts or to license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop itself. Because of the Company's significant long-term capital requirements, it may seek to raise funds when conditions are favorable, even if it does not have an immediate need for such additional capital at such time.

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

Item 6.      Exhibits and Reports on Form 8-K.

       (a)   EXHIBITS


              Exhibit        Description
              -------        -----------

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

              4.14 Warrant to purchase 25,000 shares of common stock of the Company issued to Edgewater Private Equity Fund, L.P., dated February 2, 1996.(1)

              4.15 Warrant to purchase 10,000 shares of common stock of the Company issued to Joseph Giamenco, dated February 2, 1996.(1)

              4.16 Warrant to purchase 25,000 shares of common stock of the Company issued to Gus A. Chafoulias, dated February 2, 1996.(1)

              4.17 Warrant to purchase 25,000 shares of common stock of the Company issued to JIBS Equities, dated February 2, 1996.(1)

              4.18 Warrant to purchase 25,000 shares of common stock of the Company issued to Land O'Lakes, Inc., dated February 2, 1996.(1)

              Exhibit        Description
              -------        -----------

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

              10.9 GalaGen Inc. Employee Stock Purchase Plan., as amended

              10.10 Credit Agreement between the Company and Norwest Bank Minnesota, N.A., dated as of January 24, 1996.(1)

              10.11 Committment Letter between the Company and Cargill Leasing Corporation, dated June 5, 1996

              10.12 Master Equipment Lease between the Company and Cargill Leasing Corporation, dated June 6, 1996

              10.13 Agreement for Progress Payments between the Company and Cargill Leasing Corporation, dated June 6, 1996

              10.14 Agreement for Lease between the Company and Land O'Lakes, dated June 3, 1996

              11.1           Statement re: computation of per share earnings
                             (loss)

              27             Financial Data Schedule

              ------------------------
              (1) Incorporated herein by reference to the same numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-1032).


        (b)   Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GalaGen Inc.
                                       ------------
                                      (Registrant)



Date:  August     , 1996               By: /s/ Robert A. Hoerr
              ----                         -------------------
                                       Robert A. Hoerr,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


Date:  August     , 1996              By:  /s/ Gregg A. Waldon
              ----                         -------------------
                                       Gregg A. Waldon,
                                       Vice President, Chief Financial Officer,
                                        Secretary and Treasurer
                                       (Principal Financial and Accounting
                                        Officer)

                                    EXHIBIT INDEX
                                                                     Method of
              Exhibit     Description                                 Filing
              -------     -----------                                ---------

              3.2         Restated Certificate of Incorpor-        Incorporated
                          ation of the Company.(1)                 By Reference

              3.4         Restated Bylaws of the Company.(1)       Incorporated
                                                                   By Reference

              4.1         Specimen Common Stock Certificate.(1)    Incorporated
                                                                   By Reference

              4.2         Warrant to purchase 13,541 shares of     Incorporated
                          common stock of the Company issued       By Reference
                          to Piper Jaffray Inc., dated January
                          26, 1993.(1)

              4.3         Warrant to purchase 20,312 shares of     Incorporated
                          common stock of the Company issued to    By Reference
                          Gus A. Chafoulias, dated October 12,
                          1993.

              4.4         Warrant to purchase 20,312 shares of     Incorporated
                          common stock of the Company issued to    By Reference
                          John Pappajohn, dated October 12,
                          1993.(1)

              4.5         Warrant to purchase 9,479 shares of      Incorporated
                          common stock of the Company issued to    By Reference
                          Cato Holding Company, dated June 21,
                          1994.(1)

              4.6         Form of Common Stock Warrant to          Incorporated
                          purchase shares of common stock of the   By Reference
                          Company, issued in connection with the
                          sale of Convertible Promissory Notes.(1)

              4.7         Warrant to purchase 17,144 shares of     Incorporated
                          Series F-1 Convertible Preferred Stock   By Reference
                          of the Company issued to Chiron
                          Corporation, dated March 29, 1995.(1)

              4.8         Warrant to purchase 42,856 shares of     Incorporated
                          Series F-2 Convertible Preferred Stock   By Reference
                          of the Company issued to Chiron
                          Corporation, dated March 29, 1995.(1)

              4.9         Warrant to purchase 60,000 shares of     Incorporated
                          Series F-3 Convertible Preferred Stock   By Reference
                          of the Company issued to Chiron
                          Corporation, dated March 29, 1995.(1)

              4.10        Warrant to purchase 80,000 shares of     Incorporated
                          Series F-3 Convertible Preferred Stock   By Reference
                          of the Company issued to Chiron
                          Corporation, dated March 29, 1995.(1)

              4.11        Warrant to purchase 18,250 shares of     Incorporated
                          common stock of the Company issued to    By Reference
                          IAI Investment Funds VI, Inc. (IAI
                          Emerging Growth Fund), dated January
                          30, 1996.(1)

              4.12        Warrant to purchase 6.250 shares of      Incorporated
                          common stock of the Company issued       By Reference
                          to IAI Investment Funds IV, Inc.
                          (IAI Regional Fund), dated January 30,
                          1996.(1)

              4.13        Warrant to purchase 25,000 shares of     Incorporated
                          common stock of the Company issued to    By Reference
                          John Pappajohn, dated February 2,
                          1996.(1)

              4.14        Warrant to purchase 25,000 shares of     Incorporated
                          common stock of the Company issued to    By Reference
                          Edgewater Private Equity Fund, L.P.,
                          dated February 2, 1996.(1)

              4.15        Warrant to purchase 10,000 shares of     Incorporated
                          common stock of the Company issued to    By Reference
                          Joseph Giamenco, dated February 2,
                          1996.

              4.16        Warrant to purchase 25,000 shares of     Incorporated
                          common stock of the Company

                                                                     Method of
              Exhibit     Description                                 Filing
              -------     -----------                                ---------

                          issued to Gus A. Chafoulias, dated       By Reference
                          February 2, 1996.(1)

              4.17        Warrant to purchase 25,000 shares of     Incorporated
                          common stock of the Company issued to    By Reference
                          JIBS Equities, dated February 2,
                          1996.(1)

              4.18        Warrant to purchase 25,000 shares of     Incorporated
                          common stock of the Company issued to    By Reference
                          Land O'Lakes, Inc., dated February 2,
                          1996.(1)

              4.19        Bridge Note (Promissory Note Convert-    Incorporated
                          ible into Series E Convertible Prefer-   By Reference
                          red Stock) payable to IAI Investment
                          Funds VI, Inc. (IAI Emerging Growth
                          Fund), in the amount of $375,000 dated
                          January 30, 1996.(1)

              4.20        Bridge Note (Promissory Note Convert-    Incorporated
                          ible into Series E Convertible Prefer-   By Reference
                          red Stock) payable to IAI Investment
                          Funds IV, Inc. (IAI Regional Fund),
                          in the amount of $125,000 dated January
                          30, 1996.(1)

              10.1        License Agreement between the Company    Incorporated
                          and Land O'Lakes dated May 7, 1992.(1)   By Reference

              10.2        Royalty Agreement between the Company    Incorporated
                          and Land O'Lakes dated May 7, 1992.(1)   By Reference

              10.3        Supply Agreement between the Company     Incorporated
                          and Land O'Lakes dated May 7, 1992.(1)   By Reference

              10.4        Master Services Agreement between the    Incorporated
                          Company and Land O'Lakes dated May 7,    By Reference
                          1992.(1)

              10.5        GalaGen Inc. 1992 Stock Plan.(1)

              10.7        Stock and Warrant Purchase Agreement     Incorporated
                          between the Company and Chiron           By Reference
                          Corporation dated March 20, 1995.(1)

              10.8        License and Collaboration Agreement      Incorporated
                          between the Company and Chiron           By Reference
                          Corporation dated March 20, 1995.(1)

              10.9        GalaGen Inc. Employee Stock Purchase     Electronic
                          Plan, as amended                         Transmission

              10.10       Credit Agreement between the Company     Incorporated
                          and Norwest Bank Minnesota, N.A.,        By Reference
                          dated as of January 24, 1996.(1)

              10.11       Committment Letter between the Company   Electronic
                          and Cargill Leasing Corporation, dated   Transmission
                          June 5, 1996

              10.12       Master Equipment Lease between the        Electronic
                          Company and Cargill Leasing Corporation, Transmission dated June 6, 1996.

              10.13       Agreement for Progress Payments between   Electronic
                          the Company and Cargill Leasing          Transmission
                          Corporation, dated June 6, 1996.

              10.14       Agreement for Lease between the Company   Electronic
                          and Land O'Lakes, dated June 3, 1996.    Transmission

              11.1        Statement re: computation of per share    Electronic
                          earnings (loss).                         Transmission

              27          Financial Data Schedule.                  Electronic
                                                                   Transmission

              ------------------------------
              (1) Incorporated herein by reference to the same numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-1032).