Form 10-Q
period 1996-09-30
GALAGEN INC
filed 1996-11-12
CIK 889872

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                    FORM 10-Q


(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended SEPTEMBER 30, 1996.

                                       or


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from ______________________
     to ____________________________    .


Commission file number 0-27976.




                                  GalaGen Inc.
             (Exact name of registrant as specified in its charter)

             Delaware                              41-1719104
-------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

4001 Lexington Ave. North
Arden Hills, Minnesota                             55126
-------------------------------------------------------------------------------
(Address of principal executive offices)   (Zip Code)


                                (612) 481-2105
 ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

            (Former name, former address and former fiscal year,
                      if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X      No
                                                     --         --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.Common stock, $.01 par value 7,140,965 shares as of September 30, 1996.

                                      INDEX
                                  GalaGen Inc.
                          (A Development Stage Company)

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)



         Balance Sheets - September 30, 1996, and December 31, 1995...........3

         Statements of Operations - Three month periods ended
         September 30, 1996, and September 30, 1995, nine month
         periods ended September 30, 1996, and September 30, 1995,
         and for the period November 17, 1987 (inception) through
         September 30, 1996...................................................4


         Statements of Cash Flows - Nine months ended
         September 30, 1996, and September 30, 1995, and for the
         period November 17, 1987 (inception) through
         September 30, 1996...................................................5

         Notes to Financial Statements........................................6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations.....................9


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K....................................12

SIGNATURES...................................................................14


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GalaGen Inc.
(A Development Stage Company)
Balance Sheets


                                                                      SEPTEMBER 30, 1996    DECEMBER 31, 1995
                                                                      ------------------    -----------------
                                                                          (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                           $     6,290,390       $     509,339
  Available-for-sale securities                                             7,236,534                   -
  Prepaid and deferred expenses                                               236,635              81,703
                                                                      ---------------       -------------
Total current assets                                                       13,763,559             591,042

Property, plant, & equipment:                                               1,064,883             230,484
  Less accumulated depreciation                                              (180,355)           (149,783)
                                                                      ---------------       -------------
Net property, plant, and equipment                                            884,528              80,701

Deferred financing expenses                                                         -             146,487
                                                                      ---------------       -------------
Total assets                                                          $    14,648,087       $     818,230
                                                                      ---------------       -------------
                                                                      ---------------       -------------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable and accrued expenses                               $     1,386,474       $   1,623,949
                                                                      ---------------       -------------
Total current liabilities                                                   1,386,474           1,623,949

Convertible promissory notes, net of discount                                       -           8,198,900
Other long-term liabilities                                                    45,000             698,404

Shareholders' equity(deficiency):
  Series A Preferred Stock, $.01 par value:                                         -              25,000
    Authorized shares - 2,500,000
    Issued and outstanding shares - 0 -
    September 30, 1996
  Series B Preferred Stock, $.01 par value:                                         -              12,347
    Authorized shares - 1,300,000
    Issued and outstanding shares - 0 -
    September 30, 1996
  Series C Preferred Stock, $.01 par value:                                         -               5,510
    Authorized shares - 551,000
    Issued and outstanding shares - 0 -
    September 30, 1996
  Series E Preferred Stock, $.01 par value:                                         -               3,385
    Authorized shares - 5,000,000
    Issued and outstanding shares - 0 -
    September 30, 1996
  Series F-1 Preferred Stock, $.01 par value:                                       -                 171
    Authorized shares - 34,287
    Issued and outstanding shares - 0 -
    September 30, 1996
  Preferred Stock, $.01 par value:                                                  -                   -
    Authorized shares - 15,000,000 pro forma
    Issued and outstanding shares - none
  Common stock, $.01 par value:                                                71,410              19,521
    Authorized shares - 40,000,000
    Issued and outstanding shares- 7,140,965-
    September 30, 1996
  Additional paid-in capital                                               59,141,489          23,812,106
  Accumulated deficit                                                     (45,061,452)        (32,400,329)
  Deferred compensation                                                      (925,684)         (1,180,734)
  Unrealized gain/(loss) on available-for-sale securities                      (9,150)                  -
                                                                      ---------------       --------------
Total shareholders' equity (deficiency)                                    13,216,613          (9,703,023)
                                                                      ---------------       --------------
Total liabilities and shareholders' equity (deficiency)               $    14,648,087       $     818,230
                                                                      ---------------       --------------
                                                                      ---------------       --------------

                                        SEE ACCOMPANYING NOTES


Note: The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


GalaGen Inc.
(A Development Stage Company)
Statements of Operations (Unaudited)




                                                                                                           PERIOD FROM
                                         FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED     NOVEMBER 17, 1987
                                        -----------------------------   -----------------------------      (INCEPTION) TO
                                        SEP. 30, 1996   SEP. 30, 1995   SEP. 30, 1996   SEP. 30, 1995     SEP. 30, 1996
                                        -------------   -------------   -------------   -------------   -----------------
Revenues:
  Product sales                         $        -      $        -      $        -      $        -         $  1,449,593
  Product royalties                              -               -               -               -               62,747
  Research and development revenues              -               -               -            100,000           396,350
                                        -------------   -------------   -------------   -------------   ---------------
                                                 -               -               -            100,000         1,908,690
Operating costs and expenses:
  Cost of goods sold                             -               -               -               -            3,468,711
  Research and development                  1,659,079         794,325       3,444,800       3,063,490        21,382,716
  General and administrative                  493,226         494,449       1,405,896       1,197,474        13,565,132
                                        -------------   -------------   -------------   -------------   ---------------

Operating loss                             (2,152,305)     (1,288,774)     (4,850,696)     (4,160,964)      (36,507,869)

Interest income                               205,476          20,670         413,421          24,844           565,225
Interest expense                               (8,902)       (130,856)       (927,004)       (345,291)       (2,427,385)
                                        -------------   -------------   -------------   -------------   ---------------
Net loss before extraordinary gain         (1,955,731)     (1,398,960)     (5,364,279)     (4,481,411)      (38,370,029)
Extraordinary gain on extinguishment
of debt                                          -            404,393            -            404,393           605,421
                                        -------------   -------------   -------------   -------------   ---------------

Net loss for the period and deficit
accumulated during the development
  stage                                    (1,955,731)       (994,567)     (5,364,279)     (4,077,018)      (37,764,608)

Less preferred stock dividends                   -               -         (7,296,844)           -           (7,296,844)
                                        -------------   -------------   -------------   -------------   ---------------
Net loss applicable to common
  shareholders                           $ (1,955,731)   $   (994,567)   $(12,661,123)   $ (4,077,018)     $(45,061,452)
                                        -------------   -------------   -------------   -------------   ----------------
                                        -------------   -------------   -------------   -------------   ----------------
Net loss per share applicable to
 common shareholders:
  Primary                                $       (.27)   $       (.49)   $      (1.96)   $      (2.01)     $     (27.97)
  Fully diluted                          $       (.27)   $       (.20)   $      (1.96)   $       (.87)     $     (19.66)

Weighted average number of
 common shares outstanding:
  Primary                                   7,134,136       2,042,117       6,450,999       2,028,571         1,610,892
  Fully diluted                             7,134,136       4,872,568       6,450,999       4,702,966         2,292,148

                                             SEE ACCOMPANYING NOTES

GalaGen Inc.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)



                                                                                                                   PERIOD FROM
                                                                             FOR THE NINE MONTHS ENDED          NOVEMBER 17, 1987
                                                                        -----------------------------------      (INCEPTION) TO
                                                                        SEP. 30, 1996        SEP. 30, 1995        SEP. 30, 1996
                                                                        --------------       --------------     ---------------
OPERATING  ACTIVITIES:
Net loss                                                                $ (12,661,123)       $  (4,077,018)     $  (45,061,452)
Adjustments to reconcile net loss to cash
  used in operating activities:
Depreciation and amortization                                                 308,718               76,349           1,829,867
Preferred stock dividend                                                    7,296,844              -                 7,296,844
Interest expense                                                              768,064              -                   768,064
Extraordinary gain                                                             -                  (404,393)           (605,421)
Equity issued for services                                                     -                   311,078           3,115,224
Changes in operating assets and liabilities                                  (943,457)           1,608,558           1,125,803
                                                                        --------------       --------------     ---------------
Net cash used in operating activities                                   $  (5,230,954)       $  (2,485,426)     $  (31,531,071)
                                                                        --------------       --------------     ---------------

INVESTING ACTIVITIES:
Purchase of plant, property and equipment, net                               (834,490)             (37,779)         (2,821,020)
Purchase of available-for-sale securities, net                             (7,230,447)               -              (7,230,447)
                                                                        --------------       --------------     ---------------
Net cash used in investing activities                                   $  (8,064,937)       $     (37,779)     $  (10,051,467)

FINANCING ACTIVITIES:
Proceeds from equity offering                                              19,083,346              195,000          32,760,912
Proceeds from notes                                                           500,000            2,400,000          15,618,420
Payment of notes, including interest                                         (506,404)             -                  (506,404)
                                                                        --------------       --------------      --------------
Net cash from financing activities                                      $  19,076,942        $   2,595,000       $  47,872,928
                                                                        --------------       --------------      --------------

Increase in cash                                                            5,781,051               71,795           6,290,390
Cash and cash equivalents at beginning of period                              509,339              430,153             -
                                                                        --------------       --------------      --------------
Cash and cash equivalents at end of period                              $   6,290,390        $     501,948       $   6,290,390
                                                                        --------------       --------------      --------------
                                                                        --------------       --------------      --------------

SCHEDULE OF  NON CASH INVESTING AND FINANCING ACTIVITIES
Deferred compensation for employee options                                    -                    -                 1,657,000
Value of convertible debt warrants                                            -                    109,000             114,333
Conversion  of  convertible promissory notes plus
  related accrued interest, net of financing costs                          9,469,075              -                 9,469,075


                             SEE ACCOMPANYING NOTES

GalaGen Inc. (A Development Stage Company)
Notes to Financial Statements (Unaudited)

1.   BASIS OF PRESENTATION

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. These financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended December 31, 1995, contained in the Company's Prospectus dated March 27, 1996.

2.   CASH AND CASH EQUIVALENTS

          Cash equivalents include short-term highly liquid investments purchased at cost, which approximate market, with original maturities of three months or less.

3.   INVESTMENTS

          Investments in debt securities with a remaining maturity of more than three months at the date of purchase are classified as marketable securities. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as available-for-sale as of September 30, 1996. The Company considers the net unrealized gain (loss) on these investments to be temporary, and as such has recorded it through shareholders' equity. The amortized cost and estimated market value of investments are as follows:


                                                               GROSS               GROSS             ESTIMATED
                                     AMORTIZED COST      UNREALIZED GAINS    UNREALIZED LOSSES     MARKET VALUE
                                     --------------      ----------------    -----------------     ------------
As of September 30, 1996
Commercial paper                        $  981,021            $      0          $     (141)         $  980,880
U.S. Government agency securities        3,540,014                 422              (2,167)          3,538,269
U.S. Treasury securities                 2,531,834               5,911                   0           2,537,745
Investment grade debt securities           192,815                   0             (13,175)            179,640
                                      ------------        ------------        ------------        ------------
                                        $7,245,684            $  6,333          $  (15,483)         $7,236,534

The amortized cost and estimated market value of investments by contractual maturity are as follows:

                                                                 GROSS               GROSS          ESTIMATED
                                      AMORTIZED COST       UNREALIZED GAINS   UNREALIZED LOSSES   MARKET VALUE
                                      --------------       ----------------   -----------------   ------------
As of September 30, 1996
Due in one year or less               $  4,020,350            $    422           $  (1,316)       $  4,019,456
Due after one year through two years     3,225,334               5,911             (14,167)          3,217,078
                                      ------------        ------------        ------------        ------------
                                      $  7,245,684            $  6,333           $ (15,483)       $  7,236,534

4.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation and amortization are provided for on the straight line method. At September 30, 1996, construction in progress consisted of leasehold improvements in connection with the Company's pilot plant manufacturing facility (see Note 5 of Notes to Financial Statements below). At September 30, 1996, property and equipment consisted of the following:

     Furniture, fixtures and equipment           $   318,731
     Construction in progress                        746,152
                                                 -----------
                                                   1,064,883
     Less accumulated depreciation                  (180,355)
                                                 -----------
                                                 $   884,528

5.   COMMITMENTS

          During June 1996 the Company entered into a series of leasing agreements with Cargill Leasing Corporation ("Cargill") which includes a Commitment Letter, Master Equipment Lease and an Agreement for Progress Payments (the "Agreements"). The Agreements provide that the Company may purchase up to $1,100,000 of manufacturing equipment for the Company's pilot plant facility through lease take-downs from Cargill. The lease take-down at September 30, 1996, was approximately $232,000. The Company expects that the lease take-downs will end in December 1996 at which time full lease payments will commence for a period of seven years with the Company's option to extend for an additional 12 months. Interest upon commencement of full lease payments will be computed on a weighted average of LIBOR and the rate on five year U.S. Treasury Notes. Prior to the commencement of full lease payments, the Company is required to make interest payments at prime plus 2% on the lease take-down. The lease is guaranteed by Land O' Lakes, Inc. This lease will be structured as an operating lease in accordance with FASB 13.

          During June 1996, the Company entered into a five year lease agreement with Land O' Lakes, Inc. for specified space within the Land O' Lakes facility in connection with the Company's pilot plant manufacturing facility. The lease calls for annual payments of approximately $86,000 and can be extended for additional one year periods at the option of the Company.


6.   LINE OF CREDIT

          In January 1996, the Company entered into a $2.7 million line of credit agreement with a commercial bank, which expired with the closing of the Company's initial public offering (the "Offering") on April 1, 1996. Loans under this line of credit were to be guaranteed by six parties and the guarantee was collateralized by letters of credit posted by them in the aggregate amount of $2.7 million. In consideration for the guarantees and letters of credit posted by these parties, the Company issued warrants to purchase an initial aggregate of 162,014 shares of common stock at $7.00 per share.

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

8.   INITIAL PUBLIC OFFERING

          GalaGen Inc. consummated the Offering on April 1, 1996, which consisted of 2,000,000 shares of common stock at a $10 per share price to the public. All of the Company's preferred stock mandatorily converted into common stock immediately prior to the closing of the Offering. Series A Preferred Stock converted on a 1-for-1 basis, Series B Preferred Stock converted on a 1.625-for-1 basis, Series C Preferred Stock converted on a 1.667-for-1 basis. The terms of the Series D, Series E and Series F-1 Preferred Stock provided that the conversion prices of such stock be automatically adjusted to reflect the lower of their effective conversion price at the time of closing or 70% of the initial public offering price in the Offering. The $7,296,844 value of the additional shares received due to such adjustments by the holders of Convertible Promissory Notes (which converted into Series D Preferred Stock) and the Series E and Series F-1 Preferred stock upon conversion, based on a conversion price of 70% of the Offering price of $10 per share, was recorded in the second quarter of 1996 as a preferred stock dividend and an increase to the net loss to arrive at net loss available to holders of common stock in the calculation of net loss per share.

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

9.   EMPLOYEE STOCK PURCHASE PLAN

          In March 1996, the Company adopted the Employee Stock Purchase Plan whereby 270,833 shares of common stock have been reserved. All employees who have met the service eligibility requirements are eligible to participate and may direct the Company to make payroll deductions of one to ten percent of their compensation during a purchase period for the purchase of shares under the plan. Participants may purchase up to 5000 shares of common stock for a given purchase period provided the fair market value of the stock is not more than $25,000 (determined at the beginning of each purchase period). The plan provides a participating employee the right, subject to certain limitations, to purchase the Company's common stock at a price equal to the lower of 85% of the fair market value of the Company's common stock on the first day, or the last day, of the applicable purchase period. The first purchase commenced on July 1, 1996, and will end on December 31, 1996. Subsequent purchase periods will run for twelve months.

10.  LOSS PER SHARE

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

          RESULTS OF OPERATIONS

          THREE MONTHS ENDED SEPTEMBER 30, 1996, AND SEPTEMBER 30, 1995

               GENERAL. The net loss of $1,955,731 for the three months ended September 30, 1996, increased from the net loss of $994,567 for the three months ended September 30, 1995, due in part to a $404,393 gain in the earlier period from debt reduction settlements of the Company's terminated transgenics program. Historical spending levels are not indicative of future spending levels because the Company has entered a period of rapid growth in product development activity, which will include substantial increases in costs relating to personnel, research and development activity, small-scale manufacturing facilities and accelerated clinical trial activity. For these reasons, the Company believes its expenses and losses have and will continue to increase dramatically before any material product revenues are generated.

               RESEARCH AND DEVELOPMENT EXPENSES. Expenses for research and development increased to $1,659,079 for the three months ended September 30, 1996, from $794,325 for the three months ended September 30, 1995. Approximately $415,000 of the $864,754 increase was due to increased spending for the Company's clinical trials, particularly Sporidin-G. The remaining increase is a result of expanded research and development program spending, including additional research and development personnel expense. The Company expects research and development expenses to continue to increase as the Company's clinical trial activity accelerates, particularly expenses associated with the development of Sporidin-G as the Company continues to expand the number of clinical sites necessary to enroll the number of patients that will be required to complete its ongoing Phase II/III nationwide clinical trial.

               GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $493,226 for the three months ended September 30, 1996, were substantially equal to the $494,449 expense for the three months ended September 30, 1995. Increased non-cash deferred compensation expense was offset by decreased administrative support.

               INTEREST INCOME AND EXPENSE. Interest income increased to $205,476 for the three months ended September 30, 1996, from $20,670 for the three months ended September 30, 1995. This increase is attributable to the Company's increased level of investable funds which resulted from the Offering. Interest expense decreased to $8,902 for the three months ended September 30, 1996, from $130,856 for the three months ended September 30, 1995. The $121,954 decrease was due primarily to decreased Convertible Promissory Note interest expense due to the conversion of such notes into common stock upon the Offering.

               EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT. The extraordinary gain on extinguishment of debt of $404,393 for the three months ended September 30, 1995, related to certain debt reduction settlements regarding the Company's terminated transgenics program.

          NINE MONTHS ENDED SEPTEMBER 30, 1996, AND SEPTEMBER 30, 1995

               GENERAL. The net loss before preferred stock dividends of $5,364,279 for the nine months ended September 30, 1996, increased from the net loss of $4,077,018 for the three months ended September 30, 1995. Historical spending levels are not indicative of future spending levels because the Company has entered a period of rapid growth in product development activity, which will include substantial increases in costs relating to personnel, research and development activity, small-scale manufacturing facilities and accelerated clinical trial activity. For these reasons, the Company believes its expenses and losses have and will continue to increase dramatically before any material product revenues are generated.

               RESEARCH AND DEVELOPMENT EXPENSES. Expenses for research and development increased to $3,444,800 for the nine months ended September 30, 1996, from $3,063,490 for the nine months ended September 30, 1995. The increase of $381,310 was due primarily to increased clinical trial expense and research and development spending on personnel and programs, which was significantly offset by a onetime $300,000 license fee paid by the Company in March 1995, and activity during the nine months ended September 30, 1995, in the Company's transgenics program, which was terminated in May 1995.

               GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $1,405,896 for the nine months ended September 30, 1996, from $1,197,474 for the nine months ended September 30, 1995. The increase of $208,422 was due to increases during the 1996 period in non-cash deferred compensation expense, and expenses associated with additional staffing.

               INTEREST INCOME AND EXPENSE. Interest income increased to $413,421 for the nine months ended September 30, 1996, from $24,844 for the nine months ended September 30, 1995. This increase is attributable to the Company's increased level of investable funds which resulted from the Offering. Interest expense increased to $927,004 for the nine months ended September 30, 1996, from $345,291 for the nine months ended September 30, 1995. The $581,713 increase was due primarily to the value of warrants issued to guarantors of a line of credit and to the purchasers of additional Convertible Promissory Notes, offset by decreased Convertible Promissory Note interest expense due to the conversion of such notes into common stock upon the Offering.

               EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT. The extraordinary gain on extinguishment of debt of $404,393 for the nine months ended September 30, 1995, related to certain debt reduction settlements regarding the Company's terminated transgenics program.

               PREFERRED STOCK DIVIDENDS. The preferred stock dividends of $7,296,844 for the nine months ended September 30, 1996, are a result of the onetime valuation of the additional shares issued to holders of the Series D, Series E and Series F-1 Preferred Stock upon conversion to common stock (see Note 8 of Notes to Financial Statements) .

          LIQUIDITY AND CAPITAL RESOURCES

               The Company anticipates that the proceeds from its second quarter Offering, and interest thereon, will enable it to fund its operating expenses and capital requirements as currently planned through approximately the end of the third quarter of 1997. The immediately preceding statement is a forward-looking statement that involves risks and uncertainties, and the Company's actual capital requirements will depend on many factors, including the commercial success of the Company's products, the progress of the Company's research and development, the scope and results of preclinical studies and clinical trials, the cost of obtaining regulatory approvals, the Company's success in obtaining the strategic alliances required to fund certain of its programs, determinations as to the commercial potential of certain of the Company's products, the status of competitive products and the establishment of additional manufacturing capacity.

               Cash used in operations was $5,230,954 and $2,485,426 for the nine months ended September 30, 1996, and 1995, respectively. Cash used in operations went primarily to fund operating losses. The increase of $2,745,528 was due to the repayment of certain obligations and to an increased operating loss. The Company invested a net amount of $7,230,477 in available-for-sale debt securities (see Note 3 of Notes to Financial Statements) for the nine months ended September 30, 1996, $71,717 in computer equipment used to support Company operations and $746,152 for leasehold improvements for the Company's pilot plant manufacturing facility during that same period. Net cash used in investing activities for the comparable 1995 period resulted from equipment purchases.

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

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits


          EXHIBIT    DESCRIPTION
          -------    -----------

          3.2        Restated Certificate of Incorporation of the Company.

          3.4        Restated Bylaws of the Company(1)

          4.1        Specimen Common Stock Certificate.(1)

          4.2 Warrant purchase 13,541 shares of Common Stock of the Company issued to Piper Jaffray Inc., dated January 26, 1993.(1)

          4.3        Warrant to purchase 20,312 shares of Common Stock of the Company issued to Gus A. Chafoulias, dated October 12, 1993.(1)

          4.4        Warrant to purchase 20,312 shares of Common Stock of the Company issued to John Pappajohn, dated October 12, 1993.(1)

          4.5        Warrant to purchase 9,479 shares of Common Stock of the Company issued to Cato Holding Company, dated June 21, 1994.(1)

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

          4.13 Warrant to purchase 25,000 shares of Common Stock of the Company issued to John Pappajohn, dated February 2, 1996.(1)

          4.14       Warrant to purchase 25,000 shares of Common Stock of the Company issued to Edgewater Private Equity Fund, L.P., dated February 2,
                     1996.(1)

          4.15       Warrant to purchase 10,000 shares of Common Stock of the Company issued to Joseph Giamenco, dated February 2, 1996.(1)

          4.16       Warrant to purchase 25,000 shares of Common Stock of the Company issued to Gus A. Chafoulias, dated February 2, 1996.(1)

          4.17       Warrant to purchase 25,000 shares of Common Stock of the Company issued to JIBS Equities, dated February 2, 1996.(1)

          4.18       Warrant to purchase 25,000 shares of Common Stock of the Company issued to Land O Lakes, Inc., dated February 2, 1996.(1)

                                       12


          EXHIBIT    DESCRIPTION
          -------    -----------


          4.19       Bridge Note (Promissory Note Convertible into Series E
                     Convertible Preferred payable to IAI Investment Funds VI, Inc.
                     (IAI Emerging Growth Fund), in the amount of $375,000 dated
                     January 30, 1996.(1)

          4.20       Bridge Note (Promissory Note Convertible into Series E
                     Convertible Stock) payable to IAI Investment Funds IV, Inc. (IAI
                     Regional  Fund), in the amount of $125,000 dated January 30,
                     1996.(1)

          10.1       License Agreement between the Company and Land Lakes dated May
                     7, 1992.(1)

          10.2       Royalty Agreement between the Company and Land Lakes dated May
                     7, 1992.(1)

          10.3       Supply Agreement between the Company and Land Lakes dated May 7,
                    1992.(1)

          10.4       Master Services Agreement between the Company and Land
                     Lakes dated May 7, 1992.(1)

          10.5       GalaGen Inc. 1992 Stock Plan.

          10.7       Stock and Warrant Purchase Agreement between the Company and
                     Corporation dated March 20, 1995.(1)

          10.8       License and Collaboration Agreement between the Company and
                     Chiron dated March 20, 1995.(1)

          10.9       GalaGen Inc. Employee Stock Plan., as amended. (2)

          10.10      Credit Agreement between the Company and Norwest Bank Minnesota, N.A.
                     dated as of January 24, 1996.(1)

          10.11      Commitment between the Company and Cargill Leasing
                     Corporation, dated  June 5,  1996. (2)

          10.12      Master Lease between the Company and Cargill Leasing
                     Corporation, dated June 6, 1996. (2)

          10.13      Agreement for Payments between the Company and Cargill
                     Leasing Corporation, dated June 6, 1996. (2)

          10.14      Agreement for between the Company and Land O'Lakes, dated
                     June 3, 1996 .(2)

          10.15      Letter agreement with John G. Watson dated September 14, 1996.

          11.1       Statement re: computation of per share earnings (loss).

          27         Financial Data Schedule.

__________________________
     (1) Incorporated herein by reference to the same numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-1032).

     (2) Incorporated herein by reference to the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (File No. 0-27976).

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              GalaGen Inc.
                              ____________
                              (Registrant)

Date:  November 12, 1996      By:  /s/ Robert A. Hoerr
                                   _________________________
                                   Robert A. Hoerr,
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


Date:  November 12, 1996      By:  /s/ Gregg A. Waldon
                                   _________________________
                                   Gregg A. Waldon,
                                   Vice President, Chief Financial Officer,
                                   Secretary and Treasurer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT       DESCRIPTION                                                                    METHOD OF FILING
-------       -----------                                                                    ----------------

3.2           Restated Certificate of Incorporation of the Company.                          Electronic
                                                                                             Transmission

3.4           Restated Bylaws of the Company.(1)                                             Incorporated By
                                                                                             Reference

4.1           Specimen Common Stock Certificate.(1)                                          Incorporated By
                                                                                             Reference

4.2           Warrant to purchase 13,541 shares of Common Stock of the                       Incorporated By
              Company issued to Piper Jaffray Inc., dated January 26, 1993.(1)               Reference

4.3           Warrant to purchase 20,312 shares of Common Stock of the                       Incorporated By
              Company issued to Gus A. Chafoulias, dated October 12, 1993.(1)                Reference

4.4           Warrant to purchase 20,312 shares of Common Stock of the                       Incorporated By
              Company issued to John Pappajohn, dated October 12, 1993.(1)                   Reference

4.5           Warrant to purchase 9,479 shares of Common Stock of the                        Incorporated By
              Company issued to Cato Holding Company, dated June 21, 1994.(1)                Reference

4.6           Form of Common Stock Warrant to purchase shares of Common                      Incorporated By
              Stock of the Company, issued in connection with the sale of                    Reference
              Convertible Promissory Notes.(1)

4.7           Warrant to purchase 17,144 shares of Series F-1                                Incorporated By
              Convertible Preferred Stock of the Company issued to Chiron                    Reference
              Corporation, dated March 29, 1995.(1)

4.8           Warrant to purchase 42,856 shares of Series F-2                                Incorporated By
              Convertible Preferred Stock of the Company issued to Chiron                    Reference
              Corporation, dated March 29, 1995.(1)

4.9           Warrant to purchase 60,000 shares of Series F-3                                Incorporated By
              Convertible Preferred Stock of the Company issued to Chiron                    Reference
              Corporation, dated March 29, 1995.(1)

4.10          Warrant to purchase 80,000 shares of Series F-3                                Incorporated By
              Convertible Preferred Stock of the Company issued to Chiron                    Reference
              Corporation, dated March 29, 1995.(1)

4.11          Warrant to purchase 18,250 shares of Common Stock of the                       Incorporated By
              Company issued to IAI Investment Funds VI, Inc. (IAI Emerging                  Reference
              Growth Fund), dated January 30, 1996.(1)

4.12          Warrant to purchase 6,250 shares of Common Stock of the                        Incorporated By
              Company issued to IAI Investment Funds IV, Inc. (IAI Regional                  Reference
              Fund), dated January 30, 1996.(1)

4.13          Warrant to purchase 25,000 shares of Common Stock of the                       Incorporated By
              Company issued to John Pappajohn, dated February 2, 1996.(1)                   Reference

4.15          Warrant to purchase 10,000 shares of Common Stock of the                       Incorporated By
              Company issued to Joseph Giamenco, dated February 2, 1996.(1)                  Reference

4.16          Warrant to purchase 25,000 shares of Common Stock of the                       Incorporated By




EXHIBIT       DESCRIPTION                                                                    METHOD OF FILING
-------       -----------                                                                    ----------------

              Company issued to Gus A. Chafoulias, dated February 2, 1996.(1)                Reference

4.17          Warrant to purchase 25,000 shares of Common Stock of the                       Incorporated By
              Company issued to JIBS Equities, dated February 2, 1996.(1)                    Reference

4.18          Warrant to purchase 25,000 shares of Common Stock of the                       Incorporated By
              Company issued to Land O'Lakes, Inc., dated February 2, 1996.(1)               Reference

4.19          Bridge Note (Promissory Note Convertible into Series E                         Incorporated By
              Convertible Preferred Stock) payable to IAI Investment Funds VI,               Reference
              Inc. (IAI Emerging Growth Fund), in the amount of $375,000 dated
              January 30, 1996.(1)

4.20          Bridge Note (Promissory Note Convertible into Series E                         Incorporated By
              Convertible Preferred Stock) payable to IAI Investment Funds IV,               Reference
              Inc. (IAI Regional Fund), in the amount of $125,000 dated
              January 30, 1996.(1)

10.1          License Agreement between the Company and Land O'Lakes                         Incorporated By
              dated May 7, 1992.(1)                                                          Reference

10.2          Royalty Agreement between the Company and Land O'Lakes                         Incorporated By
              dated May 7, 1992.(1)                                                          Reference

10.3          Supply Agreement between the Company and Land O'Lakes                          Incorporated By
              dated May 7, 1992.(1)                                                          Reference

10.4          Master Services Agreement between the Company and Land                         Incorporated By
              O'Lakes dated May 7, 1992.(1)                                                  Reference

10.5          GalaGen Inc. 1992 Stock Plan.                                                  Electronic
                                                                                             Transmission

10.7          Stock and Warrant Purchase Agreement between the Company                       Incorporated By
              and Chiron Corporation dated March 20, 1995.(1)                                Reference

10.8          License and Collaboration Agreement between the Company                        Incorporated By
              and Chiron Corporation dated March 20, 1995.(1)                                Reference

10.9          GalaGen Inc. Employee Stock Purchase Plan, as amended. (2)                     Incorporated By
                                                                                             Reference

10.10         Credit Agreement between the Company and Norwest Bank                          Incorporated By
              Minnesota, N.A., dated as of January 24, 1996.(1)                              Reference

10.11         Commitment Letter between the Company and Cargill Leasing                      Incorporated By
              Corporation, dated June 5, 1996. (2)                                           Reference

10.12         Master Equipment Lease between the Company and Cargill                         Incorporated By
              Leasing Corporation, dated June 6, 1996. (2)                                   Reference

10.13         Agreement for Progress Payments between the Company and                        Incorporated By
              Cargill Leasing Corporation, dated June 6, 1996. (2)                           Reference

10.14         Agreement for Lease between the Company and Land O'Lakes,                      Incorporated By
              dated June 3, 1996. (2)                                                        Reference






EXHIBIT       DESCRIPTION                                                                    METHOD OF FILING
-------       -----------                                                                    ----------------

10.15         Letter agreement with John G. Watson dated September 14, 1996                  Electronic
                                                                                             Transmission

11.1          Statement re: computation of per share earnings (loss).                        Electronic
                                                                                             Transmission

27            Financial Data Schedule.                                                       Electronic
                                                                                             Transmission

_____________________________________________
(1)  Incorporated herein by reference to the same numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-1032).

(2)  Incorporated herein by reference to the same numbered Exhibit to the Company's Quarterly Report on
     Form 10-Q for the quarterly period ended June 30, 1996 (File No. 0-27976).

