Form 10-K405
period 1996-12-31
GALAGEN INC
filed 1997-03-31
CIK 889872

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                      FORM 10-K

(Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the Fiscal Year Ended December 31, 1996
                                     or
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the Transition Period From _______________ to ________________.

                            Commission file number 0-27976

                                    GalaGen Inc.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                                  41-1719104
-------------------------------------------------------------------------------
   (State or other jurisdiction of                  (I.R.S. employer
    incorporation or organization)                 identification no.)


    4001 Lexington Avenue North
      Arden Hills, Minnesota                             55126
-------------------------------------------------------------------------------
 (Address of principal executive offices)              (Zip code)


                                   (612) 481-2105
-------------------------------------------------------------------------------
                (Registrant's telephone number, including area code)

     Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes /X/   No   / /

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the Common Stock held by non-affiliates of the registrant as of February 28, 1997 was $28,655,076, based on the closing sale price for the Common Stock on that date as reported by the Nasdaq National Market. For purposes of determining such aggregate market value, all officers and directors of the registrant are considered to be affiliates of the registrant, as well as stockholders holding 10% or more of the outstanding Common Stock as reflected on Schedules 13D or 13G filed with the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

     As of February 28, 1997 the registrant had 7,163,769 shares of Common Stock issued and outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement dated March 28, 1997 for the annual meeting of stockholders to be held on May 14, 1997 are incorporated by reference in Part III.

                                        PART I

ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS

    The information presented in this Annual Report on Form 10-K under the headings "Item 1. Business", "Item 2. Properties" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to risks and uncertainties, including those discussed under "Risk Factors" below on pages 17 to 19 of this Annual Report on Form 10-K, that could cause actual results to differ materially from those projected. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements. Certain forward-looking statements are indicated below by an asterisk.


INTRODUCTION

    GalaGen Inc. ("GalaGen" or the "Company") is developing oral therapeutics to treat and prevent a broad range of human infectious diseases. Using its proprietary processes, the Company has produced polyclonal antibodies that target specific pathogens infecting the human gastrointestinal ("GI") tract, including bacteria and their toxins, parasites, fungi and viruses. These polyclonal antibodies are derived from bovine colostrum, the milk collected in the first few milkings of a dairy cow after its calf is born. When polyclonal antibodies are administered orally to humans, they can provide passive immunity within the GI tract. The Company believes that its pharmaceutical products could offer an attractive therapeutic alternative to traditional antibiotics at a time when increasing antibiotic resistance and emerging new pathogens are becoming more prevalent.*

    The Company believes that certain of its products in development face a shorter and less expensive path to regulatory approval than many traditional biopharmaceutical products.* The Company's lead product in development, SPORIDIN-G, addresses a critical need of seriously-ill immunocompromised patients where no approved therapy exists for the infection. The Company believes this product may, therefore, qualify for expedited regulatory review.* Because the Company's products are derived from cows' milk, they do not represent new chemical compounds with uncertain toxicity, but rather their components are commonly found in dairy foods that are already widely consumed. Multiple products can be manufactured using a single, proprietary manufacturing process and facility, and as a result the Company believes that additional products will not require significant separate investments in manufacturing facilities or process techniques.*


BACKGROUND

    Antibiotics and vaccines (active immunizations) are currently the most common therapies for the treatment and prevention of infections. Unfortunately, both have significant limitations for the management of infections. Pathogens are increasingly resistant to antibiotics. Overuse of antibiotics may result in selection for additional resistant strains and, occasionally, results in the onset of serious secondary infections. Vaccines are not immediately effective and usually require repeated vaccinations to raise the concentration of antibodies in the body to levels high enough to prevent or counteract disease. For many of the infectious diseases the Company is addressing, this delay may be unacceptable, because it may permit progression of the disease to severe or even fatal stages. Active immunization of the GI tract is also difficult.
To produce significant and effective antibodies in the GI tract, stimulation of healthy, functioning immune cells in the GI mucosal surfaces is necessary. These cells are significantly depleted or inactive in immunocompromised patients, thereby impairing the normal production of antibodies in this area. For these reasons, new therapeutic approaches for treating and preventing GI infections are needed.

    One alternative to antibiotics and vaccines is passive immunity. Passive immunity consists of using antibodies produced by one individual or animal to treat or prevent infection in another. Such antibodies can be administered systemically by injection for systemic infections or orally for GI infections. Breast feeding is the most common example of passive immunity delivered to the GI tract, with the mother providing natural protective antibodies to her infant through her milk. Similarly, dairy cows provide antibodies to calves through the colostrum, which is the milk produced during the first several days of lactation. The concentration of antibodies in colostrum is many times higher than the normal concentration in milk.

    Advantages of passive immunity for treating or preventing GI tract infections are numerous. Orally-delivered antibodies provide immediate treatment of existing infections and provide for rapid temporary protection against developing infection. They may be delivered in high concentrations directly to the site of infection in the GI tract rather than through the blood-stream.
They are polyclonal, meaning that they bind to many different surface features of a pathogen and are thus less likely to permit the development of resistant pathogens. They do not disrupt the GI tract's natural bacterial flora, which is necessary for normal digestion and intestinal function. As a result of these advantages, passive immunity can be used for both acute treatment and long-term prevention of disease.

    An important potential application of passive immunity is the management of infections in immunocompromised patients. In these patients, the immune system is impaired by diseases like AIDS or by treatments such as chemotherapy for cancer and immunosuppressive drugs for organ transplantation and, consequently, these patients are incapable of mounting an adequate immune response to pathogens. Repeated dosing of the mucosal surface with protective antibodies from an external source can interrupt the infecting pathogen's life cycle or its toxins and prevent the progression of the infection. When bound by antibodies, the unwanted pathogens can be eliminated from or degraded within the GI tract.

THE COMPANY'S CORE TECHNOLOGY AND PRODUCT BENEFITS

    The Company's products contain antibodies derived from bovine colostrum.
The products are orally administered to humans and provide passive immunity within the GI tract. Through their natural exposure to the environment, cows have developed antibodies that recognize and bind to many human pathogens. The antibodies may block the pathogen's effect by immobilizing it, killing it, promoting its ingestion and destruction by white blood cells, or preventing it from attaching to and colonizing the GI tract. In these ways, the antibodies help to eliminate the pathogen from the infected individual. The Company's proprietary immunization technologies, through the use of immune system stimulating adjuvants, increase by many fold a dairy cow's natural production of pathogen-specific polyclonal antibodies in its colostrum.

    Standard dairy processing techniques destroy the activity of most of the antibodies present in milk and colostrum. The Company's proprietary process used to concentrate antibodies has been developed through many years of research and development. This work resulted in a process that uses several well-tested and efficient dairy manufacturing techniques that have been modified to preserve the biological activity of the antibodies. The Company manufactures its products in accordance with pharmaceutical specifications for oral dosage formulations. The Company supports its proprietary antibody processing system with a quality control system that regulates, monitors and reviews the system in compliance with current
Good Manufacturing Practices ("GMP") for the manufacture of biologics.

    The Company believes that its core technology will permit the continued development of an expanded product portfolio targeting many GI pathogens, due to several key attributes that include rapid product discovery, accelerated clinical development, reduced development costs, and broad applicability for multiple infectious diseases.*

BUSINESS STRATEGY

    The Company's objective is to develop and rapidly commercialize a new class of safe and effective pharmaceutical products that use its proprietary polyclonal antibody-based technology for treating and preventing infections.* The Company is pursuing this objective with the following strategies:

         TARGET LIFE-THREATENING DISEASES. Initially, the Company is targeting life-threatening infections in immunocompromised patients, where the possibility of seeking expedited regulatory review may result in rapid progress to market.*

         RETAIN MANUFACTURING CONTROL. The Company intends to maintain control of its proprietary manufacturing processes by retaining all rights for the manufacture of bulk materials required for the commercialization of its products. The Company has constructed a pilot GMP production facility that will support the commercial launch of its lead products in development and plans to seek a larger manufacturing facility to meet its longer-term production needs.*

         LEVERAGE PROPRIETARY TECHNOLOGY. The Company intends to leverage its proprietary core technology to develop a portfolio of orally-delivered polyclonal antibody products that are all based on a similar manufacturing process.* The Company intends to pursue new adjuvants for its immunization regimens and new antigens for additional products through internal and collaborative development, licensing of technology and acquisitions.*

PRODUCTS IN DEVELOPMENT

         The Company believes that its colostrum-derived polyclonal antibody products in development may provide many attractive clinical benefits and offer a safe and effective alternative to antibiotics and other therapeutics.*

         WELL-TOLERATED, DAIRY-DERIVED ANTIBODIES. Orally-delivered, dairy-derived polyclonal antibodies have been administered in several studies by the Company and others to over 1,000 individuals with no serious adverse effects. Antibodies are among the many milk proteins commonly consumed in everyday dairy products such as milk, yogurt and cheese. Lactose levels in the Company's product candidates have been reduced to approximately one-tenth that of milk. The Company believes that the product should, therefore, be tolerable by all but the most lactose-intolerant individuals.*

         RAPID ONSET OF ACTION AND A SUPPLEMENT TO ACTIVE IMMUNITY. Polyclonal antibody products deliver high concentrations of pathogen-specific antibodies to the site of infection and have a rapid onset of action, while active immunizations, such as polio or hepatitis B vaccines, may take weeks or months to provide adequate immune protection. Passive immune protection may be especially important where there is not time for active immunizations to be effective (for example, when there is exposure to infection or when an infection has become established and immediate therapy is needed) or where the underlying immune suppression leaves an individual incapable of responding to the active immunization (for example, in AIDS patients).

         AVOID PROBLEMS ASSOCIATED WITH ANTIBIOTIC USE. Polyclonal antibodies recognize multiple binding sites on a target pathogen and have multiple potential mechanisms of action, including the neutralization of toxins. With appropriate immunization regimens, polyclonal antibodies can be produced that recognize different strains of the same pathogen and affect even those strains that may be resistant to antibiotics. In contrast, other classes of antiinfectives, including antibiotics and monoclonal antibodies, work by interrupting a single mechanism or by binding to a single site and are, therefore, more likely to be overcome by bacterial adaptation. Unlike broad-spectrum antibiotics, orally-delivered polyclonal antibody products are selective for specific pathogens and do not disrupt the GI tract's normal bacterial flora. Broad-spectrum antibiotics may disrupt the natural and beneficial GI bacterial flora and foster the subsequent overgrowth of certain disease-causing pathogens. The selectivity of polyclonal antibodies should permit their use for prolonged periods to prevent infections, without promoting the development of resistant strains.

         STABILITY AND EASE OF USE. The Company's product candidates are stable powder concentrates with a shelf life exceeding two years. These products can be formulated into a variety of delivery formats, including tablets, capsules, chewing gum and sterile liquids. The standard dosage form is a dry powder which, when reconstituted, has the consistency and flavor of milk.

The Company currently has four products in development:


    PRODUCT           DISEASE TARGET                                 STAGE OF DEVELOPMENT
    -------           --------------                                 --------------------
    SPORIDIN-G        CRYPTOSPORIDIOSIS PARVUM ("C. PARVUM") -       Phase II/III clinical trial in AIDS
                      associated diarrhea and non-specific           patients commenced enrollment in
                      diarrhea (no identified pathogen) in           June 1996.
                      immunocompromised patients

   DIFFISTAT-G        Antibiotic associated diarrhea due to          Phase I bioavailability clinical
                      CLOSTRIDIUM DIFFICILE ("C. DIFFICILE")         trial completed. Second Phase I
                                                                     bioavailability study in ileostomy
                                                                     patients commenced December 1996 and
                                                                     is fully enrolled.

   CANDISTAT-G        Oral and esophageal candidiasis in             European Phase I/II clinical trial
                      cancer, organ/bone marrow transplant           in bone marrow transplant patients
                      and other immunocompromised patients           commenced January 1996.

   PYLORIMUNE-G       Gastrointestinal ulcers and gastritis          Preclinical development.
                      due to HELICOBACTER PYLORI (H. PYLORI)

SPORIDIN-G

    The Company is developing SPORIDIN-G for the treatment of C. PARVUM-associated diarrhea in immunocompromised patients. The Company believes that this product has the potential to improve diarrheal symptoms in AIDS patients with C. PARVUM, thereby improving their quality of life as well as significantly decreasing their annual health care costs.* In March 1994, the Company received notification from the U.S. Food and Drug Administration (the "FDA") that SPORIDIN-G qualified for Orphan Drug designation for a therapeutic indication. There is currently no approved drug to treat this disabling infection. Based upon a number of studies, including a marketing study commissioned by the Company and data from the Centers for Disease Control (the "CDC"), the Company originally believed that C. PARVUM-associated diarrhea affected approximately 8 to 10 percent of AIDS patients in the U.S. and Europe. As discussed further below, the Company has been delayed in the patient enrollment of its Phase II/III clinical study due to the approval in the second quarter of 1996 of several new antiviral therapies used in the management of AIDS patients. Based upon these new antiviral therapies, the Company now believes that the estimated rate of C. PARVUM infection of AIDS patients may be lower than 8 to 10 percent. However, it is not currently known what the long-term effects of these new antiviral therapies will be for an AIDS patient and whether they may continue to affect the rate of C. PARVUM infection in AIDS patients.

    The CDC reports that the number of persons living with AIDS in the United States was approximately 202,000 as of the end of June 1996. The Company believes this figure underestimates the actual number of persons living with AIDS due to under-reporting and under-diagnosis. The Company also believes this number is likely to increase in the future; however, the rate of increase is difficult to predict due to the dynamic nature of the AIDS epidemic and the uncertain impact of new antiviral therapies on extending survival of AIDS patients.*

    One hallmark of AIDS is the onset of multiple opportunistic infections. Cryptosporidiosis is an AIDS-defining opportunistic infection. The parasite
C. PARVUM is a major cause of intractable diarrhea in AIDS patients that results in profound weight loss, malnutrition, dehydration, and in some cases death. Patients often require hospitalization for administration of intravenous fluids and nutrition. A retrospective study reported the incidence and cost of
C. PARVUM infection in AIDS patients exposed when the Milwaukee water supply was contaminated by the parasite in 1993. Cryptosporidiosis developed in 33 of the 73 patients studied. The 33 infected patients had a higher death rate, spent more days in the hospital (12.1 versus 1.1 days) and had much higher total medical care charges, averaging $25,000 per patient, than the patients not infected.

    Unless a patient's immunologic defects are reversed, cryptosporidiosis usually continues in a persistent or relapsing fashion for the duration of the patient's life. Other immunocompromised states in which cryptosporidiosis has been diagnosed include measles, cancer therapy and immunosuppressive therapy, used in treating patients with organ or bone marrow transplants, and congenital hypogammaglobulinemia (a genetic condition in which antibody production is very low).

    Although more than 90 chemotherapeutic, biologic and anti-diarrheal agents have been clinically tested against this disease, none has proven effective or has been approved by the FDA for this indication. Current therapy is primarily supportive, involving a regimen of anti-diarrheal agents, nutritional supplements and rehydration with intravenous fluids and electrolytes. The efficacy of several therapeutic agents continues to be explored in ongoing clinical trials; however, published studies report only modest symptomatic efficacy for these agents.

    SPORIDIN-G has been studied in two clinical trials for the treatment of
C. PARVUM infections. In a Phase I/II open-label clinical trial completed in October 1995 involving 24 AIDS patients with chronic diarrhea, the product was demonstrated to be safe with a statistically significant 49 percent reduction in stool weight observed in the 12 C. PARVUM only-infected patients treated with an oral formulation of Sporidin-G. The product was well tolerated by most patients with no serious adverse events. Clinical results of this Phase I/II study were published in the December 1996 issue of THE JOURNAL OF ACQUIRED IMMUNE DEFICIENCY SYNDROMES AND HUMAN RETROVIROLOGY. In addition, 54 adult and pediatric immunocompromised patients have been enrolled in an open-label, uncontrolled compassionate use study. Preliminary analysis of data received from the first 34 patients treated showed that 20 patients appeared to gain therapeutic benefit based on two or more of the following clinical parameters: measure of diarrhea outcome (clinically significant reduction in stool frequency and/or volume), clinical global assessment, weight gain and final medical report. There were no reports of serious adverse events related to treatment.

    A multi-center, double-blind, placebo-controlled, Phase II/III clinical trial was initiated in January 1996 evaluating the efficacy and safety of SPORIDIN-G in C. PARVUM-infected patients with AIDS and chronic diarrhea. The primary endpoint for this trial will be reduction in stool frequency. The Company recently implemented certain product improvements, including technology licensed from Chiron Corporation ("Chiron"), which has significantly enhanced the levels of C. PARVUM-specific antibodies in SPORIDIN-G. Preclinical studies have demonstrated improved activity in several model systems. This enhanced product is being used in the Phase II/III trial. The Company believes that the higher antibody levels in this material may result in improved efficacy and may, in the future, permit a reduction in dosage.* If the Phase II/III trial demonstrates efficacy, the Company believes that the data from the trial may support the filing of a Product License Application ("PLA") for regulatory approval of SPORIDIN-G by the FDA.* This Phase II/III clinical trial was originally scheduled for completion in the fourth quarter of 1996, but its onset was delayed due to the approval in the second quarter of 1996 of several new antiviral therapies used in the management of AIDS patients. To compensate for these unexpected developments, the Company increased the number of trial sites and implemented additional aggressive recruiting efforts. The Company anticipates completing enrollment of the clinical trial by the end of the third quarter of 1997.*

    In addition to treating C. PARVUM, the Company believes that SPORIDIN-G may be useful for treating diarrhea in Human Immunodeficiency Virus ("HIV") positive or AIDS patients where no specific pathogen is identified.* Diarrhea in these patients frequently does not respond to standard anti-diarrheal agents and is thought to be caused, in part, by bacterial overgrowth of the small intestine. Based upon published anecdotal reports of reduced diarrheal output of AIDS patients treated with bovine based antibody products, the Company believes that SPORIDIN-G may be useful in reducing diarrheal symptoms in these patients.*

DIFFISTAT-G

    The Company is developing DIFFISTAT-G for the treatment and prevention of antibiotic-associated diarrhea. This complication of antibiotic therapy results when the antibiotics eliminate the GI tract's normal bacterial flora and foster the subsequent overgrowth of certain disease-causing bacteria, most often
C. DIFFICILE. Each year, it is estimated that more than 400,000 patients in hospitals and long-term health care institutions in the U.S. contract antibiotic-associated diarrhea due to C. DIFFICILE. The severity of diarrhea resulting from C. DIFFICILE may vary from a mild diarrhea to a life-threatening condition. Even the most mild cases in hospitals and long-term health care institutions warrant treatment due to the contagious nature of the disease.

    Currently, the first stage of treatment for antibiotic-associated diarrhea involves the discontinuation of the causal antibiotic therapy, if possible, and often the initiation of different antibiotics to treat the C. DIFFICILE infection. Discontinuation of the causal antibiotic may result in inadequate treatment of the underlying infection. Often, the serious nature of the underlying infection makes it impossible to discontinue the causal antibiotic. Therefore, prophylaxis for high risk patients would be desirable if there were a product available that avoided the problems presented by antibiotics.

    Metronidazole is the antibiotic of choice to treat antibiotic-associated diarrhea, with oral vancomycin as a second choice that is generally reserved for more severe or relapsing diarrhea. The initial response to these antibiotics usually is rapid and satisfactory. However, relapse can be a significant problem occurring in 20 to 40 percent of patients. These relapses can occur multiple times and result in significant disability for the patient. In addition, the use of oral vancomycin for this indication is being discouraged to reduce the likelihood that other serious pathogens will develop resistance to vancomycin. The Company believes that DIFFISTAT-G may prevent and treat
C. DIFFICILE-associated diarrhea without the complications associated with antibiotic treatment.*

    An animal model study of DIFFISTAT-G demonstrating positive prophylactic results was completed in 1991. When the product was administered to animals before the introduction of C. DIFFICILE organisms, the animals receiving DIFFISTAT-G survived longer and had markedly less diarrhea than animals receiving a placebo. Additional laboratory studies conducted at Boston University have shown that the product effectively blocks the binding and action of toxins produced by C. DIFFICILE. Results of these preclinical efficacy studies for Diffistat-G were published in the February 1996 issue of ANTIMICROBIAL AGENTS AND CHEMOTHERAPY. A Phase I study was completed in normal volunteers at Boston University to assess the bioavailability of the product and to guide the choice of appropriate dosage for a Phase I/II therapeutic trial. Results of the first Phase I bioavailability trial have been published in ANTIMICROBIAL AGENTS AND CHEMOTHERAPY in February 1997. An emergency use compassionate release program was initiated at the request of the FDA, and the initial pediatric patient treated under this program had clearing of symptoms and the infection.

    A second Phase I bioavailability trial in ileostomy patients was initiated in December 1996 at Beth Israel Hospital in Boston to further evaluate appropriate dosing and formulation. The Company is planning a Phase II trial in patients with antibiotic-associated diarrhea in the first half of 1997 to assess safety, efficacy and formulation.*

CANDISTAT-G

    The Company is clinically developing an oral antibody product, CANDISTAT-G, for the prevention/treatment of thrush, or infection of the throat and oral cavity with the fungus species CANDIDA ("CANDIDA"). This infection occurs in most immunocompromised patients (cancer, organ/bone marrow transplant and HIV/AIDS) at some time during their illness, and tends to become more prevalent as the underlying immune deficiency state progresses. The Company estimates that more than 120,000 patients in the U.S. with AIDS may be affected with this condition annually. Infection of the oral cavity produces clinical symptoms such as burning, pain, redness and swelling that can lead to a decrease in nutritional intake and increased wasting. Infection of the esophagus is less common than infection of the throat and oral cavity, but symptoms are usually more severe, resulting in painful and difficult swallowing. Esophageal candidiasis tends to occur later in the disease process. Invasive infection of the bloodstream by CANDIDA sometimes may occur in severely immunocompromised patients, particularly when AZT and gancyclovir produce drug-related suppression of bone marrow in AIDS patients. CANDIDA infections are a leading cause of death in cancer and transplant patients, especially in patients whose white blood cell counts are depressed. These immunocompromised patients are more susceptible to invasive blood-borne fungal infections than are AIDS patients, and such infections carry a high risk of mortality. Because of this risk, antifungal agents are commonly administered prophylactically.

    Short-term therapy with traditional antifungal agents, such as nystatin, ketoconazole, or fluconazole, improves symptoms of thrush in immunocompromised patients but often fails to clear the pathogen, resulting in a recurrence of symptoms within weeks. Prolonged therapy with these agents may produce clinical benefits but also has been associated with increasing reports of drug-resistant fungal strains. Warnings by infectious disease experts for restraint in the use of these antifungal agents, out of fear for increasing drug resistance, highlight the need for alternative therapies. The Company believes that a polyclonal antibody-based product such as CANDISTAT-G may fulfill such a need, particularly for the prevention of more severe thrush and blood-borne infections originating from the GI tract.*

    CANDISTAT-G has been prepared by immunizing donor cows with several different antigens thought to be important in the establishment of oral infections with CANDIDA. These preparations were shown to substantially inhibit the binding of CANDIDA to human cheek cells in culture. A pilot clinical evaluation for up to 30 bone marrow transplant recipients and 15 historically-matched controls in a European Phase I/II dose-ranging clinical trial at a major teaching hospital in Sweden commenced in January 1996. This population has been selected for initial evaluation of safety and efficacy because a high percentage of patients develop thrush within a defined time after receiving the transplant and they are at a very high risk of developing blood-borne infections. Information from this open-label study will be used to develop dosing regimens and treatment durations. This trial is anticipated to be completed in the first half of 1997.*

PYLORIMUNE-G

    The Company is developing a polyclonal antibody product to treat gastritis and ulcers caused by the bacterium H. PYLORI. The prevalence of duodenal ulcers in the United States is estimated at 3.5 million cases and each year there are estimated to be at least 250,000 new cases. Most of these are caused by infection with H. PYLORI and persistent infections lead to a high relapse rate after conventional ulcer treatment regimens (e.g., acid-suppressing agents). Since the discovery of the relationship between H. PYLORI infection and ulcers, a major trend in the treatment has been the increased use of antibacterial "triple therapy" (a combination of several antibiotics, bismuth, and inhibitors of gastric acid production) instead of or in addition to conventional ulcer therapies. While most of these antibiotic-based regimens are partially effective, compliance is difficult and 10 to 20 percent of patients fail therapy in part because of antibiotic resistance. Some experts believe the incidence of antibiotic resistance is likely to increase over time, providing a strong rationale for new therapeutic approaches. The Company believes that the limited effectiveness of currently available therapies and growing antibiotic resistance offer an opportunity for its polyclonal antibody product in development, PYLORIMUNE-G.

    Initial laboratory studies with PYLORIMUNE-G have successfully demonstrated neutralizing antibody activity against a key feature of H. PYLORI. The Company has access to five key antigens for producing antibodies to inhibit or eradicate
H. PYLORI. The Company is developing cell culture systems and animal models for screening the efficacy of these proprietary antibody preparations. In 1995 the Company entered into a strategic alliance with Chiron for the development of colostrum-based polyclonal antibody products to treat H. PYLORI. Chiron is participating in the research and development program with its animal models. Testing of antibodies will continue during 1997.*

OTHER MARKET OPPORTUNITIES; FOOD APPLICATIONS OF THE COMPANY'S TECHNOLOGY.

    In addition to therapeutic products targeted at GI diseases, the Company believes that its polyclonal antibody technology lends itself to the creation of food products or dietary supplements with health claims, often called "functional foods" or "nutraceuticals".* These have been defined as food which provide benefits beyond their nutritional value. While there is not a regulatory definition for the terms "functional food" or "nutraceutical", the enactment by Congress of the Nutrition Labeling and Education Act (NLEA) in 1990 and the Dietary Supplement Health and Education Act (DSHEA) in 1994 enabled the regulatory process for marketing foods or dietary supplements bearing such claims. The Company believes that the incorporation of its polyclonal antibody technology in foods or dietary supplements would add benefits to these products, either by modifying the risks associated with GI pathogens or by helping to normalize GI function, especially after illness or surgery.*

    When the Company was formed, Land O'Lakes, Inc. ("Land O'Lakes") retained certain rights to food applications for the Company's polyclonal antibody technology. Any development of such food applications by GalaGen would require Land O'Lakes consent. In connection with the Company's agreement with Chiron, Land O'Lakes consented to the Company's use of polyclonal antibody technology for food applications of an H. PYLORI product. The Company is continuing efforts to expand applications of its technology to food products, including in conjunction with potential partners, and will seek Land O'Lakes consent in specific cases as they arise. In March 1997, the Company obtained Land O' Lakes' consent to GalaGen's development of a certain functional food. No assurance can be given that Land O'Lakes will give its consent in any particular case.

MANUFACTURING SYSTEM

    The Company's manufacturing system utilizes the existing milk production infrastructure. The Company's system has been designed to access very large numbers of cows in commercial milking herds, organize them into discrete product-specific groups, immunize them with specific antigens to heighten the natural production of pathogen-specific antibodies in their colostrum, collect the colostrum and concentrate the antibodies using a proprietary process. This process preserves the essential antibody activity while reducing unnecessary components, including microbial contaminants.

    Modern dairy cows, having been bred for high volume milk production, produce colostrum in quantities far greater than their calves can consume. This surplus colostrum is not placed into the commercial milk supply and is ordinarily a waste product. The Company's technology turns the surplus colostrum into a valuable raw material. With the Company's manufacturing system, the Company believes that polyclonal antibodies can be produced from colostrum at a fraction of the cost of either human serum-derived polyclonal antibodies or cell culture-derived monoclonal antibodies. The high cost of producing monoclonal antibodies, in particular, makes their administration by the oral route prohibitively costly.

    Because a cow only produces colostrum for several days per year, many cows will be needed to supply raw materials for each product. The Company has agreements with Land O'Lakes which provide the Company with access to the colostrum from approximately 250,000 cows through the Land O'Lakes cooperative system. The Company believes that Land O'Lakes' recent entry into the California dairy system could increase the number of cows available to the Company.*

    The Company's processing system is the same for the manufacture of all of the Company's polyclonal antibody products. The colostrum for each potential product is processed to a bulk powder using the same procedures, according to the same specifications, and on the same equipment. This bulk powder may undergo final finishing steps, depending on the dosage form that is desired.
The primary point of product differentiation is the antigen/adjuvant combination (immunogen) used to produce the specific and desired antibody response in the cow. This antibody specificity is used to define a product targeting a specific disease and indication.

    Standard dairy processing techniques destroy the activity of most of the antibodies present in milk and colostrum and render them inactive. The proprietary process used by the Company to concentrate antibodies has been developed by the Company through many years of research and development. This work has resulted in a process that uses well-tested and efficient dairy manufacturing techniques that have been modified to preserve the biological activity of the antibodies. The process reduces the bioburden to levels significantly lower than those present in milk or milk products, and in accordance with pharmaceutical specifications for oral dosage formulations. The Company is supporting its proprietary antibody processing system with a quality control system designed to regulate, monitor and review the system in compliance with GMP for the manufacture of biologics.

    Construction of the Company's GMP pilot plant facility within the existing Land O'Lakes pilot plant complex in Arden Hills, Minnesota was completed at the end of 1996, and will be fully validated and operational in the second quarter of 1997.* The Company believes that the new pilot plant facility will meet the commercial sales requirements of SPORIDIN-G.* Land O'Lakes has guaranteed the equipment leases associated with the new pilot plant facility. The Company is in the process of identifying contract manufacturers with equipment and GMP procedures which are appropriate for manufacture of the Company's potential products. The Company believes that use of such contract manufacturers would enable it to increase its production capacity quickly, if required, in less time and cost than constructing its own facility.*

LICENSE AGREEMENTS AND RESEARCH COLLABORATIONS

    The Company's research and development strategy is to pursue its own research programs internally and to complement such programs by establishing relationships with key external medical, academic, governmental and major pharmaceutical research organizations. Specifically, the Company intends to continue complementing its extensive current technology base by acquiring access to additional proprietary technology and patents in the areas of vaccine, molecular biology, and processing and manufacturing technology.* The Company also may seek collaborative arrangements for commercialization of its polyclonal antibody products.*

    The Company's polyclonal antibody technology may be applied to the development of biopharmaceutical products in many areas.* To exploit its core technology as broadly as possible in human biopharmaceutical applications, the Company's strategy is to enter into licensing and collaborative relationships with pharmaceutical companies with complementary product lines. The Company spent $5.3 million, $3.7 million and $3.4 million for research and development in fiscal years 1996, 1995 and 1994, respectively.

LAND O'LAKES RELATIONSHIP

    The Company believes that the Company's existing relationship with Land O'Lakes provides it with certain advantages over existing and potential competitors. Land O'Lakes made significant advances in the development and commercialization of polyclonal antibody products for treating and preventing diseases in animals. This technology provides the Company with a solid foundation on which to base its efforts to develop similar products for the treatment and prevention of GI diseases in humans.

    Under a supply agreement with Land O'Lakes, the Company agreed to purchase all of its commercial requirements for colostrum from Land O'Lakes through May 7, 2002, subject to Land O'Lakes' option to renew the supply agreement for an additional ten-year period. The Company must provide program specifications to Land O'Lakes prior to commencing each of its commercial programs and Land O'Lakes must notify the Company within a specified period whether it will supply according to the agreement. If Land O'Lakes does not confirm during that period that it will supply colostrum according to the specifications, then the Company has the right to obtain the colostrum from alternative sources. Commercial production could be delayed if Land O'Lakes does not supply according to the supply agreement and the Company is required to locate an alternate supplier.

    When the Company was formed, it signed a letter of intent with Land O'Lakes to develop strategic relationships focused on the development of functional food products. In the original license agreement with Land O'Lakes, the Company retained rights to pursue the development of infant formula products containing polyclonal antibody technology. As mentioned above, Land O'Lakes consented to the Company's use of polyclonal antibody technology for food applications of an
H. PYLORI product. The Company is continuing efforts to expand applications of its technology to food products, including in conjunction with potential partners, and will seek Land O'Lakes consent in specific cases as they arise.* No assurance can be given that Land O'Lakes will give its consent in any particular case.

CHIRON RELATIONSHIP

    In March 1995, the Company and Chiron entered into a License and Collaboration Agreement involving the licensing of Chiron adjuvant technology to the Company for the development of polyclonal antibody products processed from bovine colostrum and the cross-licensing of Chiron proprietary H. PYLORI-associated technology and Company proprietary H. PYLORI antigens for a collaboration to research and develop passive immune therapies, using bovine antibodies, against H. PYLORI.

    Under the agreement, Chiron granted the Company an exclusive worldwide license for the use of a proprietary Chiron adjuvant for the production of SPORIDIN-G and PYLORIMUNE-G. See "Products in Development - SPORIDIN-G" and "-PYLORIMUNE-G" above. Use of the adjuvant for providing additional polyclonal antibody products processed from bovine colostrum can be designated under the
terms of the agreement.   Except as described below with regard to PYLORIMUNE-G,
the Company's license to the Chiron adjuvant technology expires on the later of the expiration date of the last to expire of the licensed patents covering the technology or, within a given country, 10 years after the first commercial sale of a product making use of the licensed technology within such country.

    In addition, under the agreement Chiron and the Company are to collaborate on the development of polyclonal antibody products processed from bovine colostrum targeting infections caused by H. PYLORI, the bacterium associated with ulcers and gastritis. The research program will focus on producing specific, high potency antibodies directed against several products of H. PYLORI that the bacterium uses to attach to the stomach surfaces, and neutralize gastric acidity that would otherwise kill the bacterium, and inflame the gastric and duodenal surfaces. Chiron has an option for exclusive worldwide marketing rights for any H. PYLORI product resulting from the collaboration with profits being shared between Chiron and the Company according to a preset formula. In connection with the agreement, Land O'Lakes consented to the Company's use of polyclonal antibody technology for food applications of an H. PYLORI product. The Company's license to the Chiron adjuvant technology for use in PYLORIMUNE-G is subject to early termination by Chiron if (i) no PLA has been filed for PYLORIMUNE-G by March 1, 2001, (ii) certain competitors of Chiron acquire control of the Company or, (iii) by the time of the first demonstration of efficacy of PYLORIMUNE-G, Chiron has not received an opinion of independent counsel selected by Chiron that the manufacture, use or sale of PYLORIMUNE-G does not infringe third party patents.

PROPRIETARY RIGHTS AND PATENTS

    The Company's policy is to protect its proprietary technology as trade secrets and by filing patent applications on technology for which the Company believes patent protection is available and is in the best interest of the Company. The Company also relies upon know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position.

    The Company believes that certain of its process improvements are more valuable as trade secrets than as patented processes, where the process improvements would have to be publicly disclosed. The Company relies on trade secrets and proprietary know-how it developed while manufacturing polyclonal antibody products for veterinary use. The Company believes that substantial barriers exist for competitors desiring to commercialize polyclonal antibody products derived from milk or colostrum*; however, there can be no assurance that other companies will not develop production processes or initiate relationships with other large dairy cooperatives to develop a similar procurement system. The Company seeks to protect trade secrets and know-how through confidentiality agreements with employees, consultants and other parties. These agreements provide that all confidential information developed or made known during the course of the relationship with the Company is to be kept confidential and not disclosed to third parties, except in specific circumstances. No assurance can be given that such agreements will provide meaningful protection for the Company's unpatented trade secrets or provide adequate remedies in the event of unauthorized use of such information. Neither can assurance be given that others will not independently develop substantially equivalent proprietary information and technology or otherwise gain access to the Company's trade secrets or disclose such technology.

    The Company has four patent applications pending and has acquired licenses to a number of patents or patent applications of others. The Company's four patent applications are in the area of polyclonal antibody products for humans. The Company believes that useful, new and unobvious antibody formulations may be patentable.* Furthermore, in some cases, patent coverage may be available for the vaccines or antigens used to provoke the immunological response which produces the antibodies. The Company's strategy is to pursue patent protection for each of its products where possible, including their components (e.g., antigens, vaccine compositions), as well as for certain process and formulation improvements, although the Company may not be successful in achieving broad patent protection for its technology.

    The Company has become aware of several patents that may relate to its polyclonal antibody technology. In 1991, the Company became aware of one such issued patent. Land O'Lakes engaged outside patent counsel to review the patent and such counsel rendered its written opinion to Land O'Lakes that the patent is not infringed by the Company's technology. The Company engaged its own outside patent counsel to review the patent and such counsel rendered its independent opinion that the patent is not infringed by the Company's technology and that, in any event, the patent would be invalid if it were interpreted broadly enough so as to cover the Company's technology. While the Company does not regard the patent as a threat to its business*, there can be no assurance that the holder of the patent will not pursue litigation which could be costly to the Company. In 1993, the Company became aware of another issued patent relating to the application of colostrum-based passive immunity technology to an H. PYLORI-specific product. The Company engaged outside patent counsel to review the patent, and a related patent which was subsequently issued, and such counsel rendered its independent opinion to the Company that neither patent is valid and, in any event, it is not certain at this time if the Company's technology would infringe either patent even if valid. While the Company does not regard the patents as a threat to its business*, there can be no assurance that the holder of the patents will not pursue litigation which could be costly to the Company. The Company recently became aware of a published international patent application entitled "Urease-Based Vaccine and Treatment of Helicobacter Infection". To date, no patent on this application has been granted and therefore the Company cannot meaningfully assess the impact, if any, of this patent application on its business.

GOVERNMENT REGULATION

    The Company's current products are classified as human biological drugs and their research, development and marketing are subject to substantial regulation by the FDA as well as state and local entities. The Federal Food, Drug and Cosmetic Act, the Public Health Service Act and other federal statutes govern the testing, manufacture, safety, effectiveness, approval, storage, recordkeeping, labeling, advertising and promotion of the Company's products. Noncompliance with applicable statutory and regulatory requirements may result in fines, recall or seizure of products, refusal to permit the Company to enter into government supply contracts, refusal to approve PLAs, suspension or revocation of product licenses and establishment licenses previously granted, criminal prosecution, and debarment.

    The process required by the FDA before the Company's products may be marketed in the United States generally involves the following: (1) preclinical laboratory and animal testing; (2) the submission to the FDA of an application for Investigational New Drug application ("IND") approval to conduct human clinical trials; (3) adequate and well-controlled human clinical trials to establish the safety and efficacy of the biologic; (4) the submission of a PLA for approval of a biologic; and (5) FDA approval of and issuance of a license pertaining to a PLA prior to any commercial sale or shipment of the drug or biologic. In addition, drug manufacturing establishments must be registered with and approved by the FDA. Manufacturers of biologics must currently also submit and obtain approval of an Establishment License Application ("ELA") prior to commercial distribution of an approved biologic. Manufacturing establishments are subject to regular inspections by the FDA. All manufacturing facilities, production, testing and packaging operations and recordkeeping practices must substantially conform to, among other requirements, FDA GMP regulations.

PRECLINICAL STUDIES

    Preclinical studies are conducted in the laboratory and in animal models to gain preliminary information on biochemical and pharmacological properties of the investigational drug or biologic and to identify any significant safety problems. The results of these studies are submitted to the FDA as part of the IND application. Testing of previously unapproved new drugs and biologics in humans may not commence until the IND becomes effective.

IND APPLICATION

    The IND application notifies the FDA of the sponsor's investigational plan for the drug or biologic and provides brief descriptions of the chemical structure of the compound, the known pharmacological and toxicological effects of the compound, and known information relating to the compound's safety and effectiveness in humans, including possible risks and anticipated side effects. The IND authorizes a sponsor to conduct human clinical studies in order to demonstrate relative safety and efficacy of the product in support of an ELA/PLA. Any time prior to or following the commencement of clinical trials under an IND, the FDA may determine that human subjects are or would be exposed to an unreasonable and significant risk of injury by participating in the trial and may delay initiation of or suspend an ongoing trial.

CLINICAL STUDIES

    Human clinical studies are typically conducted in three phases, which may overlap, and are designed to collect additional data relating to the safety, dosing and side effects of the proposed product and to the product's efficacy in comparison with placebos or any currently accepted therapy. Phase I clinical studies are generally performed in 10 to 30 healthy human subjects or, more rarely, selected patients with a targeted disease or disorder. The goal is to establish an initial data base about tolerance, safety and dosing of the product in humans. Phase II clinical studies are generally performed in small numbers of carefully selected patients, usually 50 to 200. Phase II studies are used to obtain definitive statistical evidence of the efficacy and safety of the product and dosing regimen. Phase III consists of expanded large-scale studies of patients (200 to 2,000 patients or more) with the target disease or disorder, to obtain statistical evidence of the efficacy and safety of the proposed product and dosing regimen in a broader patient population. These studies may include investigation of the effects in subpopulations of patients, such as the elderly, women or certain racial groups.

    When patients are studied, Phase I and II studies may be combined.
Phase I/II clinical studies are designed to establish initial data regarding the tolerance, safety and dosing of the investigational drug or biologic, and to obtain preliminary efficacy data in patients with the specific disease. The combination of different phases encourages the use of larger sample sizes and may result in more reliable statistical results in the earlier phases. Subsequent to the Phase I and II studies, pivotal studies are carried out with larger numbers of patients with the target disease or disorder. These pivotal studies may be either Phase II or Phase III. Additional clinical trials beyond the pivotal studies are sometimes required for licensing.

    For several reasons, including the fact that its products address critical needs of seriously-ill patient populations that are inadequately treated by existing technologies, the Company is hopeful that it can obtain expedited regulatory review for one or more of its products. Such expedited review might take the form of a waiver of, or only limited, Phase III studies.* No assurance can be given, however, that the FDA will agree to any such expedited treatment with respect to any of the Company's products.

PRODUCT LICENSING APPLICATION (PLA)

    Upon successful completion of clinical testing, the Company will file a PLA and ELA with the FDA.* The regulatory environment is evolving rapidly and is being closely monitored. The Company will pursue aggressively the possibility of a streamlined, single filing, if the current procedure is modified by the FDA.* These applications include, among other things, details of the manufacturing and testing processes and results of preclinical studies and clinical trials which, taken together, demonstrate that the drug or biologic is safe, pure, potent and effective. FDA approval of the applications is required before the new product may be marketed. There can be no assurance that the FDA will act favorably or quickly in reviewing submitted applications, and significant difficulties or costs may be encountered by the Company in its efforts to obtain FDA approvals for its novel biological products. The FDA may grant marketing approval, require additional testing or information or deny the applications. The clinical studies may take three to five years or more to complete and there are no assurances that the clinical data obtained will demonstrate to the FDA that the product is safe and effective. The FDA may require the Company to perform additional human testing. There can be no assurance that the FDA will ever accept the Company's data as being sufficient to demonstrate the product's safety, purity, potency, or efficacy.

    FDA policies currently require that the Company's manufacturing facility or the manufacturing facility of a contract manufacturer be operational and in full compliance with GMP standards prior to completing pivotal or Phase III clinical trials. If the Company or its designated contract manufacturer is unable to make its facility operational before completing pivotal or Phase III clinical trials on a product, the Company may have to perform additional clinical testing with the product produced at the new facility.

    The Company's clinical trials are at an early stage, and the Company has not received approval from the FDA or any other government agency for the manufacturing or marketing of any of its products. Consequently, the commencement of manufacturing and marketing of its products is, in all likelihood, at least one to three years away, even for products which may gain expedited review.* Moreover, even after FDA approval of a PLA has been obtained, further studies will likely be required to provide additional data on safety or to gain approval for the use of a product as a treatment in clinical indications other than those for which the product was initially tested. The FDA may also require post-marketing testing and surveillance programs to monitor the product's effects. Significant side effects may prevent or limit the further marketing of the product, or move the FDA to withdraw its approval to market the product, either temporarily, for example, by ordering a product recall, or permanently, by withdrawing the New Drug Application ("NDA") or PLA approval. Continued compliance with all FDA requirements and the conditions in an approved application, including product specification, manufacturing process, labeling and promotional materials and record keeping and reporting requirements, is necessary for all products.

ORPHAN DRUG DESIGNATION

    The Company may seek an Orphan Drug designation and exclusive approval for certain indications of its products.* Pursuant to the Orphan Drug Act, the FDA may grant Orphan Drug designation to a product or products intended to treat a "rare disease or condition", defined as a disease or condition which affects fewer than 200,000 people in the United States, or which affects more than 200,000 people, for which the cost of developing and making available the drug will not be recoverable from sales of the drug in the United States. Orphan Drug designation may provide certain incentives to undertake the development and marketing of the product. In addition, following approval of the NDA or PLA for an orphan-designated product, the FDA may grant exclusive marketing rights in the United States for the designated and approved indication for seven years following marketing approval and federal income tax credits for certain clinical trial expenses. There may be multiple designations of Orphan Drug status to the same or different sponsors for a given drug or biologic intended for different indications. Only the sponsor for the first approved NDA or PLA for a given drug or biologic for use in treating a given rare disease, however, may receive marketing exclusivity. The seven-year period of exclusivity applies only to the particular product for the rare disease or condition for which the FDA has designated the product an Orphan Drug. Therefore, another manufacturer could obtain approval of the same drug or biologic for a different indication or a different drug or biologic for the orphan indication. In addition, another manufacturer could obtain Orphan Drug designation for an indication and product for which the Company might otherwise attempt to obtain such a designation.

    Because of recent efforts by the U.S. Congress to amend the exclusivity provisions of the Orphan Drug Act, there is no assurance as to the precise scope of protection that may be afforded by Orphan Drug designation in the future or that the current level of exclusivity will be maintained.
The tax credits provided for under the Orphan Drug Act expire on May 31, 1997. There can be no assurance that these tax benefits will be renewed.

OTHER REGULATORY REQUIREMENTS

    The Company is also subject to regulation by the Occupational Safety and Health Administration, the Environmental Protection Agency and the Minnesota Environmental Quality Board and to regulation under the Toxic Substances Control Act, the Resource Conservation and Recovery Act, among others, and other regulations, and may in the future be subject to other federal, state and local statutes or regulations. The Company is unable to predict whether any agency will adopt any regulation which would have a material adverse effect on the Company.

    Sales of biologics outside the United States are subject to foreign regulatory requirements that may vary widely from country to country. Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing the products in those countries. The time required to obtain such approval may be longer or shorter than that required for FDA approval.

COMPETITION

    The human pharmaceutical and biotechnology industries are subject to intense competition as well as rapid and significant technological change.
While several of the Company's products target diseases for which there are presently no effective therapies, the Company nevertheless is aware of companies which are developing products that will compete for the same disease markets. The Company expects that the pharmaceutical and biotechnology industries will continue to experience rapid technological development which may render the Company's processes and products non-competitive or obsolete.

    The Company is aware of direct competition from companies with products designed to use immune mechanisms to treat infections and also potential competition from companies developing new antibiotics and other anti-infective substances. At least two companies, Biomune Systems, Inc. and ImmuCell Corp., are developing colostrum-derived or milk-derived antibody products for treating cryptosporidiosis; others are developing vaccines designed to elicit active immune defenses against H. PYLORI or C. DIFFICILE. Numerous pharmaceutical, biotechnology and chemical companies, academic institutions, governmental agencies and other public and private research organizations are conducting research and development in the area of infectious diseases, including research and development of new antibiotic products which will address the same diseases the Company has targeted. Many of these competitors, either alone or through collaborative arrangements with large pharmaceutical companies or academic institutions, have significantly greater financial, human and other resources and greater expertise in research and development, testing, manufacturing, marketing and distribution than the Company. Consequently, these competitors may succeed in developing, obtaining patent protection for, or commercializing technologies and products that are more effective, easier to use or less expensive than those the Company is developing. In addition, early entry into the market may have important advantages in gaining product acceptance and market share. Many of the Company's competitors, particularly large pharmaceutical companies, have significantly greater experience than the Company in conducting clinical trials and in obtaining FDA and other regulatory approvals of products. As a result, these competitors may succeed in obtaining regulatory approval earlier than the Company for products with similar indications. Moreover, if the Company is successful in commercializing its products, it will be required to compete with respect to manufacturing efficiency and marketing capabilities, areas in which it has no experience.

    The Company has assessed the factors that may make it competitive in this environment and believes that its central strengths are its proprietary dairy procurement and production processes, as well as its relationship with Land O'Lakes to provide the raw materials for manufacturing products on a large commercial scale. While there can be no assurance that other biopharmaceutical companies will not initiate relationships with other large dairy cooperatives to develop a similar procurement and production process, the Company believes that the resources required to duplicate a system of similar scale in time, dollars and expertise are substantial.

EMPLOYEES

    At December 31, 1996, the Company had 30 employees, 6 of whom have Ph.D. degrees, one who has a Pharm.D. degree and two of who have M.D. degrees (one of which also has a Ph.D. degree). Eight employees are currently working in research and development and four employees are working in the clinical regulatory area. The Company believes its employee relationships are good.

RISK FACTORS

    Certain statements made in this Annual Report on Form 10-K, including those indicated by an asterisk above (some of which are summarized below), are forward-looking statements that involve risks and uncertainties, and actual results may differ. Factors that could cause actual results to differ include those identified below.

    GOALS OF COMPLETING ENROLLMENT IN THE PHASE II/III SPORIDIN-G BY THE END OF THE THIRD QUARTER OF 1997, COMMENCING THE PHASE II DIFFISTAT-G TRIAL IN THE FIRST HALF OF 1997 AND COMPLETING THE PHASE I/II CANDISTAT-G TRIAL IN THE FIRST HALF OF 1997. The Company's products in development will require additional research and development and extensive clinical testing and regulatory approval prior to any commercial sales. There can be no assurance that clinical testing of any of the Company's products will be completed successfully within any specified time period, if at all. Time required for completion of trials may be affected by the rate at which patients meeting trial criteria can be found and enrolled. As noted above, the Company has been delayed in the patient enrollment of its Phase II/III SPORIDIN-G clinical trial due to the approval in the second quarter of 1996 of several new antiviral therapies used in the management of AIDS patients and the impact of such therapies on the numbers of AIDS patients with C. PARVUM infection. Moreover, the Company or the FDA may suspend clinical trials at any time if the subjects or patients participating in such trials are thought to be exposed to unacceptable health risks. Although the Company believes that its products are safe, there can be no assurance that the Company will not encounter problems in clinical trials which will cause the Company or the FDA to suspend clinical trials or which will result in delays in the Company's clinical trials. The Company's human clinical trials were preceded by preclinical testing in animals, and the Company is continuing to conduct additional animal studies as part of its development program. Such testing may not be predictive of the results seen in humans.

    DATA FROM THE PHASE II/III SPORIDIN-G TRIAL WILL SUPPORT APPLICATIONS FOR REGULATORY APPROVAL. The Company's products will be subject to extensive regulation by federal, state and local governmental authorities in the United States and any other countries where the Company's products may be tested or marketed. The FDA and comparable agencies in other countries impose substantial requirements that must be satisfied before newly developed products may be sold. Approval by the FDA requires lengthy, detailed and costly laboratory and clinical testing procedures to demonstrate a product's efficacy and safety before the product can be sold. The Company anticipates that several of its products, including SPORIDIN-G, may be eligible to obtain early FDA approval because they may qualify for expedited review or may require less than the full three phases of clinical testing. However, the failure of the Company's products to demonstrate safety or efficacy in early stages of clinical testing, changes in government regulations or the inability of the FDA to complete the necessary reviews within the time frames that the regulations currently provide could prevent the Company from securing such early sale or early approval. Moreover, there can be no assurance that the Company will ever receive FDA approval for any of its products or, even if it does receive FDA approval for a particular product, that the

Company will ever recover its costs in connection with obtaining such approval. With respect to any of the Company's products, the failure of the Company to receive requisite FDA approval, or significant delays in obtaining such approval, could prevent the commercial development of such product and could have a material adverse effect on the Company.


    SHORTER AND LESS EXPENSIVE DEVELOPMENT PATH FOR GALAGEN PRODUCTS. The Company believes that certain of its products in development face a shorter and less expensive path to regulatory approval than many other biopharmaceutical products. Factors that the Company believes may result in a shorter and less expensive path include the favorable safety profile of the Company's products, the fact that some of the Company's products address critical needs of patients who are inadequately treated by existing technologies and that multiple products can be manufactured by the Company using a single, proprietary manufacturing process and facility, and as a result will not require separate investments in manufacturing facilities or process techniques. However, GalaGen is still at an early stage of product development. The Company does not have the approval of the FDA for the sale of any products, nor is the Company aware of any other FDA-approved biologic based on bovine colostrum-derived polyclonal antibody technology for the human health care market. The Company's products will require significant laboratory and clinical testing, additional development and investment prior to commercialization. There can be no assurance that any of the Company's product development efforts will be successful or that any candidate products will prove to be safe and effective in clinical trials and receive necessary regulatory approvals. Even if the Company is able to develop products that receive required regulatory approvals, there can be no assurance that any such products will achieve market acceptance and be commercially successful.

    PILOT PLANT SHOULD PROVIDE CAPACITY FOR ANTICIPATED COMMERCIAL PRODUCTION OF SPORIDIN-G. The Company believes that its new pilot plant will meet the anticipated requirements for commercial sales of SPORIDIN-G. To date, GalaGen has manufactured SPORIDIN-G only in limited quantities in the existing Land O'Lakes pilot plant. To successfully establish commercial manufacturing capacity, the Company will have to scale up its manufacturing processes and demonstrate the ability to consistently manufacture a clinically safe product. Given the limited manufacturing experience of the Company, no assurance can be given that the Company will be successful in producing acceptable product on a commercial scale and at acceptable costs in the new facility. The Company's products will be regulated by the FDA as human biologics and its manufacturing facility will have to be operational prior to completing its pivotal clinical trials.

    SPORIDIN-G HAS POTENTIAL TO IMPROVE QUALITY OF LIFE OF AIDS PATIENTS WITH
C. PARVUM AS WELL AS SIGNIFICANTLY DECREASE THEIR ANNUAL HEALTH CARE COSTS. The potential of SPORIDIN-G to improve the quality of life and decrease health care costs of AIDS patients will depend, among other things, upon the ability of the Company to obtain regulatory approval for SPORIDIN-G and to manufacture and distribute SPORIDIN-G at a competitive price and upon the introduction of competitive products. No assurance can be given as to the ability of the Company to obtain such approval or manufacture and distribute in such a manner or that competitive products will not be introduced.

    ABILITY OF THE COMPANY TO SATISFY ITS ANTICIPATED CASH REQUIREMENTS THROUGH APPROXIMATELY THE FIRST QUARTER OF 1998. The Company's working capital and capital requirements will depend upon numerous factors, including the progress of the Company's clinical trials and research and development programs and the timing and cost of obtaining regulatory approvals. The Company's capital requirements also will depend on the levels of resources devoted to the development of manufacturing and marketing capabilities, technological advances, the status of competitive products and the ability of the Company to establish strategic alliances to provide research and development funding to the Company. The Company's ability to continue funding its planned operations beyond the first quarter of 1998 is dependent upon its ability to obtain additional funds through equity or debt financing, strategic alliances, license agreements or from other financing sources. A lack of adequate funding could eventually result in the insolvency or bankruptcy of the Company. At a minimum, if adequate funds are not available, the Company may be required to delay or to eliminate expenditures for certain of its product development efforts or to license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop itself. Because of the Company's significant long-term capital requirements, it may seek to raise funds when conditions are favorable, even if it does not have an immediate need for such additional capital at such time. If the Company has not raised funds prior to such time as the Company's needs for funding become immediate, the Company may be forced to raise funds when conditions are unfavorable which could result in dilution of the Company's current stockholders.

    COMMERCIALIZATION OF FUNCTIONAL FOOD PRODUCTS. Although at its inception GalaGen entered into a letter of intent with Land O'Lakes to enter into discussions regarding a strategic alliance for the commercialization of function food products, no such discussions are currently underway. Under a license agreement with Land O'Lakes, GalaGen agreed not to compete for 15 years in the area of functional foods based on polyclonal antibody technology. Accordingly, the development of functional food opportunities by GalaGen would require the consent of Land O'Lakes. No assurance can be given that such consent would be given by Land O'Lakes in a particular case. Land O'Lakes also has the right under the license agreement to sublicense the polyclonal antibody technology developed or acquired by the Company. If Land O'Lakes refuses to waive its right to such sublicenses, the Company's ability to acquire licenses to polyclonal antibody technologies from others, for functional food opportunities or otherwise, may be significantly impaired.

ITEM 2.  PROPERTIES

    The Company leases approximately 5,000 square feet of administrative and laboratory space at the Land O'Lakes corporate office located in Arden Hills, Minnesota. In addition, the Company leases a portion of the existing Land O'Lakes pilot plant facility in Arden Hills for its current manufacturing needs to process polyclonal antibody products for development, early stage clinical use and potential commercial use. At the end of 1996, the Company completed its GMP pilot plant facility and expects it to be fully validated and operational in the second quarter of 1997.* Management believes that the Company's facilities are suitable and adequate for current office, research and manufacturing requirements.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not a party to any material legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM X.  EXECUTIVE OFFICERS OF REGISTRANT

    The executive officers of the Company are:


   NAME                                  AGE                        POSITION
   ----                                  ---                        --------
  Robert A. Hoerr, M.D., Ph.D.           47              President and Chief Executive Officer
  John G. Watson                         52              Chief Operating Officer
  Michael E. Cady                        44              Vice President, Manufacturing and Engineering
  Francois Lebel, M.D., FRCPC            45              Vice President, Scientific and Regulatory Affairs
  Gregg A. Waldon                        36              Vice President, Chief Financial Officer, Secretary
                                                           and Treasurer

    ROBERT A. HOERR, M.D., PH.D., was named President and Chief Operating Officer of the Company in February 1994 and became President and Chief Executive Officer in September 1994. He served as Vice

President, Medical and Regulatory Affairs of the Company from January 1993 to December 1993 and Senior Vice President from December 1993 to February 1994. Dr. Hoerr was Director of Medical Affairs for Sandoz Nutrition Corporation, a research-based nutrition company, from March 1990 to January 1993. From 1986 to 1990, Dr. Hoerr was Research Scientist and Assistant Program Director at the Clinical Research Center, Massachusetts Institute of Technology ("MIT"). Dr. Hoerr received his A.B. in Biology from Indiana University, his M.D. from Indiana University School of Medicine and his Ph.D. in Nutritional Biochemistry and Metabolism from MIT.

    JOHN G. WATSON has served as Chief Operating Officer of the Company since September 1996. From February 1992 to August 1996, Mr. Watson was President of Bioconsult, a consulting company servicing the biotechnology and pharmaceutical industry. Mr. Watson was Chief Operating Officer at Vestar, Inc., a pharmaceutical company (now NeXstar Pharmaceuticals, Inc., a biopharmaceutical company), from October 1988 to January 1992. From January 1982 to September 1988, Mr. Watson held various positions with American Cyanamid Corporation, a pharmaceutical, medical device and agricultural products company (now American Home Products, a pharmaceutical and consumer products company), including Director of Pharmaceutical and Medical Device Operation, Far East and Australia, and Chief Executive Officer of Northern Europe Operations. From 1980 to December 1982, Mr. Watson was a Pharmaceutical Product Director at Johnson & Johnson, a manufacturer of pharmaceuticals and health, baby and other products. Prior to that time he held various positions with The Dow Chemical Company, a manufacturer of chemicals, plastics and household pharmaceutical products, in London, England, Zurich, Switzerland and Midland, Michigan. A graduate of Cambridge University, England, Mr. Watson earned his MBA as a Fulbright Scholar at Indiana University, Bloomington in 1973.

    MICHAEL E. CADY has served as Vice President, Manufacturing and Engineering of the Company since July 1992. From January 1988 to July 1992, Mr. Cady served as Director of Operations for Procor Technologies, Inc., the Company's predecessor ("Procor"). From 1979 to 1988, Mr. Cady held engineering and planning positions within several operating groups at Land O'Lakes. Mr. Cady was a member of the Land O'Lakes group that evaluated and implemented the polyclonal antibody technology used as a basis for the Company's manufacturing process. Prior to joining Land O'Lakes Mr. Cady was an engineer at Swift & Company, a food processing company. Mr. Cady received his B.S. in Engineering from the University of Iowa and earned his M.B.A. from the University of St. Thomas in 1985.

    FRANCOIS LEBEL, M.D. FRCPC has served as Vice President, Scientific and Regulatory Affairs of the Company since December 1996. From April 1991 to October 1992, Dr. Lebel was Medical Director of Burroughs Wellcome Inc., a research-based pharmaceutical company. In October 1992, he was promoted to Vice President, Scientific Affairs for its Canadian operations and became a core member of the Research Committee of Burroughs Wellcome Co. (U.S.A.), a post he held until May 1995. From July 1985 to November 1996, Dr. Lebel served as an Assistant Professor of Medicine at McGill University and as an Associate Physician in the Division of Infectious Disease at Montreal General Hospital, in Canada. Dr. Lebel earned his B.Sc. in Biology and his M.D. at the University of Ottawa, Canada. He completed his post-graduate and research training at McGill University and Harvard Medical School.

    GREGG A. WALDON served as Controller of the Company from July 1992 to September 1992, and was elected Treasurer in September 1992, Secretary in March 1993, Vice President in December 1993 and Chief Financial Officer in November 1994. From April 1989 to April 1992, Mr. Waldon served as an Audit Manager with Price Waterhouse LLP, a public accounting firm, in its Middle Market and Emerging Growth Practice in Minneapolis, Minnesota and from 1986 to 1989 was Senior/Staff accountant with Price Waterhouse.

    Officers of the Company are chosen by and serve at the discretion of the Board of Directors. There are no family relationships among any of the directors, officers or key employees of the Company.

                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock, par value $.01 per share ("Common Stock"), has been publicly traded since the closing of the Company's initial public offering on April 1, 1996 (the "Offering"). The Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol GGEN. At February 28, 1997, the number of holders of the Common Stock was approximately 1,259 consisting of 190 record holders and 1,069 stockholders whose stock is being held by a bank, broker or other nominee. On February 28, 1997, the closing sale price of a share of the Common Stock was $4.00.

    The high and low sale prices per share of the Common Stock for the three quarters during the year ended December 31, 1996 were as follows:

                 1996              SECOND            THIRD         FOURTH
                 --------------------------------------------------------
                 High      $       10.375   $         7.50   $      6.125
                 Low       $        7.125   $       3.8125   $       4.00

    The Company has never paid cash dividends on the Common Stock. The Board of Directors does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected financial data set forth below as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996 are derived from the financial statements of the Company which have been audited by Ernst & Young LLP, independent auditors, and are included in the appendix attached hereto. The selected financial data as of December 31, 1994, 1993 and 1992 and for each of the two years in the period ended December 31, 1993 are derived from audited financial statements which are not included herein. The data set forth below should be read in conjunction with the financial statements and notes thereto included in the appendix and with "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in Item 7 below.

                                                               YEAR ENDED DECEMBER 31
                                                               -----------------------
                                           1996           1995           1994        1993           1992
                                           ----           ----           ----        ----           ----
                                                 (IN THOUSANDS, EXCEPT SHARE NUMBERS AND PER SHARE DATA)
STATEMENTS OF OPERATIONS:
  Revenues . . . . . . . . . . . . . . $        -      $      150    $       -     $       -     $       125
  Operating costs and expenses:
     Cost of goods sold. . . . . . . .          -               -            -             -             240
     Research and development. . . . .      5,258           3,731        3,442         4,659           1,370
     General and administrative. . . .      1,889           2,022        1,720         2,875           1,934
  Operating loss . . . . . . . . . . .     (7,147)         (5,603)      (5,162)       (7,534)         (3,419)
  Interest income  . . . . . . . . . .        605              31           28            49              43
  Interest expense . . . . . . . . . .       (945)           (507)        (260)          (38)           (121)
  Net loss before extraordinary gain .     (7,487)         (6,079)      (5,394)       (7,523)         (3,497)
  Extraordinary gain on extinguishment
    of debt (1)  . . . . . . . . . . .          -             605            -             -               -
  Net loss for the period  . . . . . .     (7,487)         (5,474)      (5,394)       (7,523)         (3,497)
  Preferred stock dividend (2) . . . .     (7,297)              -            -             -               -
  Net loss applicable to common
    stockholders . . . . . . . . . . . $  (14,784)     $   (5,474)   $  (5,394)     $  (7,523)    $   (3,497)
  Net loss per share applicable
    to common stockholders
       Primary . . . . . . . . . . . . $    (2.24)     $    (2.69)   $   (2.70)    $    (3.96)   $    (3.12)
       Fully diluted . . . . . . . . . $    (2.24)     $    (1.15)   $   (1.42)    $    (2.46)   $    (2.48)
  Weighted average number of common
   shares outstanding
       Primary . . . . . . . . . . . .  6,604,902       2,037,101     1,999,603      1,900,314     1,120,955
       Fully diluted . . . . . . . . .  6,604,902       4,745,149     3,807,973      3,053,645     1,412,194

                                                                                DECEMBER 31,
                                                                                ------------
                                                          1996           1995          1994         1993       1992
                                                          ----           ----          ----         ----       ----
                                                                               (IN THOUSANDS)

BALANCE SHEET DATA:
   Cash and cash equivalents . . . . . . . . . . . .    $  3,870       $  509         $  430       $  1,926   $ 1,074
   Available-for-sale securities (3) . . . . . . . .       7,498            -              -              -         -
   Working capital (deficiency). . . . . . . . . . .       9,776       (1,033)          (846)        (1,501)     (569)
   Total assets. . . . . . . . . . . . . . . . . . .      12,959          818            686          2,196     1,224
   Note payable to Land O'Lakes (4). . . . . . . . .           -            -              -              -     1,000
   Note payable (4). . . . . . . . . . . . . . . . .           -            -              -          1,000         -
   Accrued expenses payable to Land O'Lakes. . . . .           -          225             26            727       326
   Convertible promissory notes (5). . . . . . . . .           -        8,199          5,707              -         -
   Total liabilities . . . . . . . . . . . . . . . .       1,724       10,521          7,278          3,742     1,803
   Stockholders' equity (deficiency) . . . . . . . .      11,235       (9,703)        (6,592)        (1,546)     (579)

______________
(1) See Note 11 of Notes to Financial Statements for an explanation of the extraordinary item.

(2) See Note 6 of Notes to Financial Statements for an explanation of the preferred stock dividend.

(3) See Note 2 of Notes to Financial Statements for an explanation of the available-for-sale securities.

(4) See Note 4 of Notes to Financial Statements for an explanation of the notes.

(5) See Note 6 of Notes to Financial Statements for an explanation of convertible promissory notes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company is developing oral therapeutics which target life-threatening and infectious diseases such as those caused by antibiotic-resistant and emerging pathogens. The Company's pathogen-specific polyclonal antibodies are produced in concentrated form from bovine colostrum. The Company's products in development address serious gastrointestinal infections which complicate cancer, antibiotic therapy, peptic ulcer disease and immunocompromised and HIV/AIDS patients. The Company's lead product in development, SPORIDIN-G, is a polyclonal antibody product with specificity for C. PARVUM, a parasite which causes chronic, life-threatening diarrhea in immunocompromised patients.

    The Company believes that certain of its products in development face a shorter and less expensive path to regulatory approval than many other biopharmaceutical products.* The Company's lead product in development addresses a critical need of immunocompromised patients who are inadequately treated by existing technologies. The Company believes this product may, therefore, qualify for expedited regulatory review.* Because the Company's products are derived from cows' milk, they do not represent new chemical compounds with uncertain toxicity, but rather their components are constituents of dairy foods that are already widely consumed. Multiple products can be manufactured using a single, proprietary manufacturing process and facility, and as a result the Company believes that additional products will not require separate investments in manufacturing facilities or process techniques.*

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

    GENERAL. The net loss applicable to common stockholders increased by $9,309,553, or 170%, in 1996 to $14,783,591 from $5,474,038 in 1995 and increased by $80,004, or 1.5%, in 1995 from $5,394,034 in 1994. The increase in 1996 was due primarily to a one time non-cash charge to earnings in April 1996 of $7,296,844 for a preferred stock dividend, as described below, relating to the value of additional shares issued to holders of certain preferred stock upon conversion into Common Stock at the closing of the Offering. Historical spending levels are not indicative of future spending levels because the Company is entering a period of rapid growth in product development activity, which is planned to include increases in costs relating to personnel, research and development activity, small-scale manufacturing and accelerated clinical trial activity. For these reasons, the Company believes its expenses and losses will increase before any material product revenues are generated.*

    RESEARCH AND DEVELOPMENT EXPENSES. Expenses for research and development increased $1,526,543, or 40.9%, in 1996 to $5,257,620 from $3,731,077 in 1995 and increased $288,761, or 8.4%, in 1995 from $3,442,316 in 1994. The increase in 1996 was due primarily to increased expenses associated with the SPORIDIN-G Phase II/III clinical trial, as well as increased development and clinical expenses for the Company's other products, including CANDISTAT-G, DIFFISTAT-G and PYLORIMUNE-G and increased associated personnel expense. The increase in 1995 as compared to 1994 was due primarily to a $300,000 license fee paid to Chiron Corporation in 1995 in the form of 17,143 shares of Series F-1 Convertible Preferred Stock of the Company for use of Chiron's proprietary adjuvant in SPORIDIN-G. Excluding the license fee, there would have been a slight decrease from 1994 to 1995 due primarily to the termination of the Company's transgenics program in early 1995 offset by increases associated with the development of SPORIDIN-G, including clinical trials, colostrum procurement, processing and formulation. The Company incurred approximately $1,210,000, $559,000 and $191,000 in expenses related to regulatory consultants in 1996, 1995 and 1994 respectively. The Company expects research and development expenses to increase as the Company's clinical trials activity accelerates.*

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $132,840, or 6.6%, in 1996 to $1,889,359 from $2,022,199 in 1995 and increased $301,749, or 17.5%, in 1995 from $1,720,450 in 1994.  The decrease in
1996 compared to 1995 was due primarily to a decrease of $136,200 in deferred compensation (see Note 7 of Notes to Financial Statements). The increase in 1995 compared to 1994 related primarily to $476,266 expensed as part of deferred compensation amortization and costs associated with hiring new employees.

    INTEREST INCOME. Interest income was $605,548 in 1996, $30,526 in 1995 and $28,842 in 1994. The increase in interest income in 1996 was due to the investment of funds received by the Company from the Offering.

    INTEREST EXPENSE. Interest expense was $945,316 in 1996, $506,709 in 1995 and $260,110 in 1994. Interest expense for 1996 was due primarily to warrants valued at $768,064 which were issued to guarantors of a line of credit for the Company and to purchasers of the Company's promissory notes and to interest over a period of approximately three months on the convertible promissory notes issued by the Company (the "Convertible Promissory Notes"). The Convertible Promissory Notes converted into
Common Stock upon the closing of the Offering. Interest expense for 1995 and 1994 related primarily to interest on the Convertible Promissory Notes.

    EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT. The extraordinary gain on extinguishment of debt of $605,421 in 1995 related to certain debt reduction settlements negotiated in connection with the termination of the Company's transgenics program.

    PREFERRED STOCK DIVIDEND. The preferred stock dividend of $7,296,844 in 1996 related to the value of additional Common Stock received by the holders of Convertible Promissory Notes, Series E and Series F-1 Preferred Stock upon the conversion of such securities into Common Stock at closing of the Offering (the Convertible Promissory Notes converting first into Series D Preferred Stock which in turn converted immediately into Common Stock at the closing). The Convertible Promissory Notes and the Series D, Series E and Series F-1 Preferred Stock provided that their conversion prices be automatically adjusted to reflect the lower of their currently effective conversion price or 70% of the Offering price.

LIQUIDITY AND CAPITAL RESOURCES

    The Company was incorporated in March 1992. On July 24, 1992, Procor, the Company's predecessor, was merged with and into the Company (the "Procor-GalaGen Merger"). At the time of the Procor-GalaGen Merger, Procor was a wholly-owned subsidiary of Land O'Lakes. Since the Company's inception through December 31, 1996, investments in the Company have totaled approximately $50.6 million, including approximately $7.1 million of inter-company obligations payable to Land O'Lakes which were forgiven and recorded as contributed capital at the time of the Procor-GalaGen Merger, $17.9 million from the Offering (after deducting underwriting discounts and offering expenses) and approximately $25.6 million from private placements of equity and convertible debt and from conversion of accrued interest on such debt and the exercise of stock options and warrants. The Company has invested funds received in the Offering and these private placements in investment-grade, interest-bearing obligations.

    Cash used in operating activities increased by $2,903,924, or 89.9%, in 1996 to $6,135,812 from $3,231,888 in 1995 and decreased by $1,317,365, or 29%, in 1995 from $4,549,253 in 1994. Cash used in operations went primarily to fund operating losses and was offset slightly by changes in operating assets and liabilities.

    In 1996, the Company invested $7,498,343 in available-for-sale securities and $1,264,342 in equipment and tenant improvements related to the Company's pilot plant manufacturing facility. The Company invested $193,012 in 1996, $36,311 in 1995 and $22,820 in 1994 in lab equipment, computer equipment and software and furniture used primarily to support the Company's operations.

    The Company's five-year operating lease for manufacturing equipment requires future annual minimum payments of approximately $140,000 (see Note 8 of the Notes to the Financial Statements).

    The Company anticipates that its existing resources and interest thereon will be sufficient to satisfy its anticipated cash requirements through approximately the first quarter of 1998.* The Company's working capital and capital requirements will depend upon numerous factors, including the progress of the Company's clinical trials and research and development programs and the timing of and cost of obtaining regulatory approvals. The Company's capital requirements also will depend on the levels of resources devoted to the development of manufacturing and marketing capabilities, technological advances, the status of competitive products and the ability of the Company to establish strategic alliances to provide research and development funding to the Company.

    The Company expects to incur substantial additional research and development and other costs, including costs related to clinical studies, as well as capital expenditures necessary to obtain licensure of the existing GMP pilot plant facility and to establish additional commercial scale GMP manufacturing facilities. The Company will need to raise substantial additional funds for longer term product development, manufacturing and marketing activities it plans to undertake in the future. The Company's ability to continue funding its planned operations beyond the first quarter of 1998 is dependent upon its ability to obtain additional funds through equity or debt financing, strategic alliances, license agreements or from other financing sources. A lack of adequate funding could eventually result in the insolvency or bankruptcy of the Company. At a minimum, if adequate funds are not available, the Company may be required to delay or to eliminate expenditures for certain of its product development efforts or to license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop itself. Because of the Company's significant long-term capital requirements, it may seek to raise funds when conditions are favorable, even if it does not have an immediate need for such additional capital at such time. If the Company has not raised funds prior to such time as the Company's needs for funding become immediate, the Company may be forced to raise funds when conditions are unfavorable which could result in dilution to the Company's current stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of the Company are included in Appendix A to this Annual Report on Form 10-K beginning on page 33.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated herein by reference is the information appearing under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", pages 5 to 7 and 16 in the Company's Proxy Statement dated March 28, 1997. See also Part I hereof under the heading "Item X. Executive Officers of Registrant".

ITEM 11. EXECUTIVE COMPENSATION

    Incorporated herein by reference is the information appearing under the headings "Report of the Compensation Committee", "Executive Compensation" and "Comparative Stock Performance", pages 8 to 15 in the Company's Proxy Statement dated March 28, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated herein by reference is the information appearing under the heading "Security Ownership of Principal Stockholders and Management", pages 3 to 4 in the Company's Proxy Statement dated March 28, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated herein by reference is the information appearing under the headings "Executive Compensation -- Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions", pages 14 and 16 to 18 in the Company's Proxy Statement dated March 28, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

    1.   Financial Statements:

              Report of Independent Auditors

              Balance Sheets as of December 31, 1996 and 1995

              Statements of Operations for the years ended December 31, 1996, 1995 and 1994

              Statement of Changes in Stockholders' Equity (Deficiency) for the years ended December 31, 1996, 1995 and 1994

              Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

              Notes to Financial Statements

    2.   Financial Statement Schedules:

              Financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted

(b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 1996.

(c) Exhibits:

    The following exhibits are filed as part of this Annual Report on Form 10-K for the year ended December 31, 1996.


    Exhibit No.     Description                                       Method of Filing
    -----------     -----------                                       ----------------
    3.2             Restated Certificate of Incorporation             Incorporated By Reference
                    of the Company.(3)

    3.4             Restated Bylaws of the Company.(1)                Incorporated By Reference

    4.1             Specimen Common Stock Certificate.(1)             Incorporated By Reference

    4.2             Warrant to purchase 13,541 shares of              Incorporated By Reference
                    Common Stock of the Company issued to
                    Piper Jaffray Inc., dated January 26, 1993.(1)

    4.3             Warrant to purchase 20,312 shares of Common       Incorporated By Reference
                    Stock of the


    Exhibit No.     Description                                       Method of Filing
    -----------     -----------                                       ----------------

                    Company issued to Gus A. Chafoulias,
                    dated October 12, 1993.(1)

    4.4             Warrant to purchase 20,312 shares of Common       Incorporated By Reference
                    Stock of the Company issued to John Pappajohn,
                    dated October 12, 1993.(1)

    4.5             Warrant to purchase 9,479 shares of Common        Incorporated By Reference
                    Stock of the Company issued to Cato Holding
                    Company, dated June 21, 1994.(1)

    4.6             Form of Common Stock Warrant to purchase          Incorporated By Reference
                    shares of Common Stock of the Company, issued
                    in connection with the sale of Convertible
                    Promissory Notes.(1)

    4.7             Warrant to purchase 17,144 shares of Series       Incorporated By Reference
                    F-1 Convertible Preferred Stock of the Company
                    issued to Chiron Corporation, dated March 29,
                    1995.(1)

    4.8             Warrant to purchase 42,856 shares of Series       Incorporated By Reference
                    F-2 Convertible Preferred Stock of the Company
                    issued to Chiron Corporation, dated March 29,
                    1995.(1)

    4.9             Warrant to purchase 60,000 shares of Series       Incorporated By Reference
                    F-3 Convertible Preferred Stock of the Company
                    issued to Chiron Corporation, dated March 29,
                    1995.(1)

    4.10            Warrant to purchase 80,000 shares of Series F-3   Incorporated By Reference
                    Convertible Preferred Stock of the Company
                    issued to Chiron Corporation, dated March 29,
                    1995.(1)

    4.11            Warrant to purchase 18,750 shares of Common       Incorporated By Reference
                    Stock of the Company issued to IAI Investment
                    Funds VI, Inc. (IAI Emerging Growth Fund), dated
                    January 30, 1996.(1)

    4.12            Warrant to purchase 6,250 shares of Common Stock  Incorporated By Reference of the Company issued to IAI Investment Funds IV,
                    Inc. (IAI Regional Fund), dated January 30,
                    1996.(1)

    4.13            Warrant to purchase 25,000 shares of Common       Incorporated By Reference
                    Stock of the Company issued to John Pappajohn,
                    dated February 2, 1996.(1)

    4.14            Warrant to purchase 25,000 shares of Common       Incorporated By Reference
                    Stock of the Company issued to Edgewater Private
                    Equity Fund, L.P., dated February 2, 1996.(1)

    4.15            Warrant to purchase 10,000 shares of Common       Incorporated By Reference
                    Stock of the Company issued to Joseph Giamenco,
                    dated February 2, 1996.(1)

    4.16            Warrant to purchase 25,000 shares of Common Stock Incorporated By Reference of the Company issued to Gus A. Chafoulias, dated
                    February 2, 1996.(1)

    4.17            Warrant to purchase 25,000 shares of Common Stock Incorporated By Reference of the Company issued to JIBS Equities, dated
                    February 2, 1996.(1)

    4.18            Warrant to purchase 25,000 shares of Common       Incorporated By Reference
                    Stock of the


    Exhibit No.     Description                                       Method of Filing
    -----------     -----------                                       ----------------

                    Company issued to Land O'Lakes, Inc., dated
                    February 2, 1996.(1)

   #10.1            License Agreement between the Company and         Incorporated By Reference
                    Land O'Lakes dated May 7, 1992.(1)

   #10.2            Royalty Agreement between the Company and         Incorporated By Reference
                    Land O'Lakes dated May 7, 1992.(1)

   #10.3            Supply Agreement between the Company and          Incorporated By Reference
                    Land O'Lakes dated May 7, 1992.(1)

    10.4            Master Services Agreement between the Company     Incorporated By Reference
                    and Land O'Lakes dated May 7, 1992.(1)

   *10.5            GalaGen Inc. 1992 Stock Plan.(3)                  Incorporated By Reference

    10.7            Stock and Warrant Purchase Agreement between      Incorporated By Reference
                    the Company and Chiron Corporation dated March
                    20, 1995.(1)

   #10.8            License and Collaboration Agreement between the   Incorporated By Reference
                    Company and Chiron Corporation dated March 20,
                    1995.(1)

   *10.9            GalaGen Inc. Employee Stock Purchase Plan, as     Incorporated By Reference
                    amended.(2)

    10.10           Credit Agreement between the Company and Norwest  Incorporated By Reference
                    Bank Minnesota, N.A., dated as of January 24,
                    1996.(1)

    10.11           Commitment Letter between the Company and        Incorporated By Reference
                    Cargill Leasing Corporation, dated June 5,
                    1996.(2)

    10.12           Master Equipment Lease between the Company and   Incorporated By Reference
                    Cargill Leasing Corporation, dated June 6,
                    1996.(2)

    10.13           Agreement for Progress Payments between the      Incorporated By Reference
                    Company and Cargill Leasing Corporation, dated
                    June 6, 1996.(2)

    10.14           Agreement for Lease between the Company and      Incorporated By Reference
                    Land O'Lakes, dated June 3, 1996.(2)

   *10.15           Letter agreement with John G. Watson dated       Incorporated By Reference
                    September 14, 1996.(3)

   +10.16           Agreement with Colorado Animal Research          Electronic Transmission
                    Enterprises, Inc. dated November 1, 1996.

   *10.17           Letter agreement with Francois Lebel, M.D.,      Electronic Transmission
                    dated December 27, 1996.

   *10.18           Consulting agreement with Stanley Falkow,        Electronic Transmission
                    Ph.D., dated January 15, 1997.

   *10.19           GalaGen Inc. Annual Short Term Incentive         Electronic Transmission
                    Cash Compensation Plan.

   *10.20           GalaGen Inc. Annual Long Term Incentive          Electronic Transmission
                    Stock Option Compensation Plan.

    11.1            Statement re: computation of per share           Electronic Transmission
                    earnings (loss).


    Exhibit No.     Description                                       Method of Filing
    -----------     -----------                                       ----------------

    23              Consent of Ernst & Young LLP.                    Electronic Transmission

    27              Financial Data Schedule.                         Electronic Transmission

___________________________
(1) Incorporated herein by reference to the same numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-1032).

(2) Incorporated herein by reference to the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (File No. 0-27976).

(3) Incorporated herein by reference to the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 (File No. 0-27976).

* Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form 10-K.

# Contains portions for which confidential treatment has been granted to the Company.

+ Contains portions for which confidential treatment has been requested by the Company.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 26, 1997.

                                        GALAGEN INC.

                                        By /s/ Robert A. Hoerr
                                          -------------------------------------
                                          Robert A. Hoerr, M.D., Ph.D.
                                          Chief Executive Officer and President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 1997.

                                          /s/ Robert A. Hoerr
                                          -------------------------------------
                                          Robert A. Hoerr, Chief Executive
                                          Officer and President (Principal
                                          Executive Officer) and Director

                                          /s/ Gregg A. Waldon
                                          -------------------------------------
                                          Gregg A. Waldon, Vice President, Chief
                                          Financial Officer, Treasurer and
                                          Secretary (Principal Financial Officer
                                          and Principal Accounting Officer)

                                          /s/ Arthur J. Benvenuto
                                          -------------------------------------
                                          Arthur J. Benvenuto, Director

                                          /s/ Arthur D. Collins, Jr.
                                          -------------------------------------
                                          Arthur D. Collins, Jr., Director

                                          /s/ Stanley Falkow
                                          -------------------------------------
                                          Stanley Falkow, Director

                                          /s/ Ronald O. Ostby
                                          -------------------------------------
                                          Ronald O. Ostby, Director

                                          /s/ John Pappajohn
                                          -------------------------------------
                                          John Pappajohn, Director

                                          /s/ R. David Spreng
                                          -------------------------------------
                                          R. David Spreng, Director

                                          /s/ Winston R. Wallin
                                          -------------------------------------
                                          Winston R. Wallin, Director

                     (This page intentionally left blank.)

                                                                     APPENDIX A

                        INDEX TO FINANCIAL STATEMENTS


                                                                          PAGE
                                                                          ----

Report of Independent Auditors .........................................  34
Balance Sheets .........................................................  35
Statements of Operations ...............................................  37
Statement of Changes in Stockholders' Equity (Deficiency) ..............  38
Statements of Cash Flows ...............................................  42
Notes to Financial Statements ..........................................  43

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
GalaGen Inc.


     We have audited the accompanying balance sheets of GalaGen Inc. (a development stage company) as of December 31, 1996, and 1995, and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1996, and for the period from November 17, 1987, (inception) to December 31, 1996. These financial statements are the responsibility of GalaGen's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GalaGen Inc. at December 31, 1996 and 1995 and the results of its operations and cash flows for each of the three years in the period ended December 31, 1996 and for the period from November 17, 1987, (inception) to December 31, 1996, in conformity with generally accepted accounting principles.


                                       Ernst & Young LLP


Minneapolis, Minnesota
January 31, 1997

                                GALAGEN INC.
                        (A DEVELOPMENT STAGE COMPANY)

                                BALANCE SHEETS

                                    ASSETS


                                                            DECEMBER 31
                                                     -----------------------
                                                        1996         1995
                                                     -----------   ---------
Current assets:
  Cash and cash equivalents . . . . . . . . . . .    $ 3,869,549   $ 509,339
  Available-for-sale securities . . . . . . . . .      7,498,343           -
  Prepaid expenses  . . . . . . . . . . . . . . .         87,274      81,703
                                                     -----------   ---------
Total current assets  . . . . . . . . . . . . . .     11,455,166     591,042

Property, plant and equipment . . . . . . . . . .      1,687,838     230,484
  Less accumulated depreciation . . . . . . . . .       (195,483)   (149,783)
                                                     -----------   ---------
                                                       1,492,355      80,701

Deferred financing expenses . . . . . . . . . . .         11,944     146,487
                                                     -----------   ---------

Total assets  . . . . . . . . . . . . . . . . . .    $12,959,465   $ 818,230
                                                     -----------   ---------
                                                     -----------   ---------


                            See accompanying notes.

                                GALAGEN INC.
                        (A DEVELOPMENT STAGE COMPANY)

                          BALANCE SHEETS (CONTINUED)

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                    DECEMBER 31
                                                           ----------------------------
                                                               1996           1995
                                                           ------------    ------------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . .   $  1,486,928    $  1,101,108
  Accrued expenses . . . . . . . . . . . . . . . . . . .        192,633         297,499
  Accrued expenses - Land O'Lakes  . . . . . . . . . . .              -         225,342
                                                           ------------    ------------
Total current liabilities  . . . . . . . . . . . . . . .      1,679,561       1,623,949

Convertible promissory notes, net of discount
  of $76,100 in 1995 . . . . . . . . . . . . . . . . . .              -       8,198,900
Other long-term liabilities  . . . . . . . . . . . . . .         45,000         698,404

Stockholders' equity (deficiency):
  Series A Preferred Stock, $.01 par value:
    Authorized shares - 2,500,000
    Issued and outstanding shares - none in 1996;
      2,500,000 in 1995 . . . . . . . . . . . . . . . . .             -          25,000
  Series B Preferred Stock, $.01 par value:
    Authorized shares - 1,300,000
    Issued and outstanding shares - none in 1996;
      1,234,748 in 1995 . . . . . . . . . . . . . . . . .             -          12,347
  Series C Preferred Stock, $.01 par value:
    Authorized shares - 551,000
    Issued and outstanding shares - none in 1996;
      551,000 in 1995 . . . . . . . . . . . . . . . . . .             -           5,510
  Series D Preferred Stock, $.01 par value:
    Authorized shares - 3,600,000
    Issued and outstanding shares - none in 1996
      and 1995  . . . . . . . . . . . . . . . . . . . . .             -               -
  Series E Preferred Stock, $.01 par value:
    Authorized shares - 5,000,000
    Issued and outstanding shares - none in 1996;
      338,461 in 1995 . . . . . . . . . . . . . . . . . .             -           3,385
  Series F-1 Preferred Stock, $.01 par value:
    Authorized shares - 34,287
    Issued and outstanding shares - none in 1996;
      17,143 in 1995  . . . . . . . . . . . . . . . . . .             -             171
  Preferred Stock, $.01 par value:
    Authorized shares - 15,000,000
    Issued and outstanding shares - none in 1996
      and 1995  . . . . . . . . . . . . . . . . . . . . .             -               -
  Common Stock, $.01 par value:
    Authorized shares - 40,000,000
    Issued and outstanding shares - 7,163,769 in 1996;
      1,952,252 in 1995 . . . . . . . . . . . . . . . . .        71,638          19,522
  Additional paid-in capital  . . . . . . . . . . . . . .    58,926,654      23,812,105
  Deficit accumulated during the development stage  . . .   (47,183,920)    (32,400,329)
  Deferred compensation . . . . . . . . . . . . . . . . .      (579,468)     (1,180,734)
                                                           ------------    ------------
  Total stockholders' equity (deficiency) . . . . . . . .    11,234,904      (9,703,023)
                                                           ------------    ------------
Total liabilities and stockholders'
  equity (deficiency) . . . . . . . . . . . . . . . . . .  $ 12,959,465      $  818,230
                                                           ------------    ------------
                                                           ------------    ------------

                            See accompanying notes.

                                 GALAGEN INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                                            PERIOD FROM
                                                                                                         NOVEMBER 17, 1987
                                                                     YEAR ENDED DECEMBER 31                (INCEPTION) TO
                                                           ------------------------------------------       DECEMBER 31,
                                                               1996           1995           1994                1996
                                                           ------------    -----------    -----------    -----------------
Revenues:
  Product sales..........................................  $          -    $         -    $         -       $  1,449,593
  Product royalties......................................             -              -              -             62,747
  Research and development revenues......................             -        150,000              -            396,350
                                                           ------------    -----------    -----------       ------------
                                                                      -        150,000              -          1,908,690
Operating costs and expenses:
  Cost of goods sold.....................................             -              -              -          3,468,711
  Research and development...............................     5,257,620      3,731,077      3,442,316         23,195,536
  General and administrative.............................     1,889,359      2,022,199      1,720,450         14,048,595
                                                           ------------    -----------    -----------       ------------
                                                              7,146,979      5,753,276      5,162,766         40,712,842
                                                           ------------    -----------    -----------       ------------
Operating loss...........................................    (7,146,979)    (5,603,276)    (5,162,766)       (38,804,152)

Interest income..........................................       605,548         30,526         28,842            757,352
Interest expense.........................................      (945,316)      (506,709)      (260,110)        (2,445,697)
                                                           ------------    -----------    -----------       ------------
Net loss before extraordinary gain.......................    (7,486,747)    (6,079,459)    (5,394,034)       (40,492,497)
Extraordinary gain on extinguishment of debt.............             -        605,421              -            605,421
                                                           ------------    -----------    -----------       ------------
Net loss for the period and deficit accumulated
  during the development stage...........................    (7,486,747)    (5,474,038)    (5,394,034)       (39,887,076)
Less preferred stock dividends...........................    (7,296,844)             -              -         (7,296,844)
                                                           ------------    -----------    -----------       ------------
Net loss applicable to common stockholders...............  $(14,783,591)   $(5,474,038)   $(5,394,034)      $(47,183,920)
                                                           ------------    -----------    -----------       ------------
                                                           ------------    -----------    -----------       ------------
Net loss per share applicable to common stockholders
  Primary...............................................   $      (2.24)   $     (2.69)   $     (2.70)      $     (29.80)
  Fully diluted.........................................   $      (2.24)   $     (1.15)   $     (1.42)      $     (21.01)

Weighted average number of common shares outstanding
  Primary...............................................      6,604,902      2,037,101      1,999,603          1,583,245
  Fully diluted.........................................      6,604,902      4,745,149      3,807,973          2,245,577


                            See accompanying notes.

                                   GALAGEN INC.
                           (A DEVELOPMENT STAGE COMPANY)

           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                               SERIES A              SERIES B            SERIES C
                                                            PREFERRED STOCK       PREFERRED STOCK     PREFERRED STOCK
                                                          -------------------   -------------------   ----------------
                                                           SHARES      AMOUNT    SHARES     AMOUNT    SHARES    AMOUNT
                                                          ---------   -------   ---------   -------   -------   ------
Common Stock issued to parent on January 1, 1988
 at $1.00 per share....................................
  Net loss for the year................................

Balance at December 31, 1988...........................
  Net loss for the year................................

Balance at December 31, 1989...........................
  Net loss for the year................................

Balance at December 31, 1990...........................
  Net loss for the year................................

Balance at December 31, 1991...........................
  Sale of 941,148 shares of GalaGen common stock
    in May 1992 at $1.23 per share.....................
  Merger of GalaGen with Procor Technologies, Inc.
    Issuance of 812,502 shares of GalaGen
     common stock to Land O'Lakes......................
    Cancellation of Procor Technologies, Inc.
     common stock held by Land O'Lakes.................
    Contribution of payable to Land O'Lakes
     to capital of GalaGen.............................
  Sale of 2,500,000 shares of GalaGen Series A
    Preferred Stock in July 1992 at $2.00 per share,
    net of offering costs of $42,000...................   2,500,000   $25,000
  Exercise of stock option.............................
  Compensation related to stock options/warrants.......
  Net loss for the year................................
                                                          ---------   -------   ---------   -------   -------   ------
Balance at December 31, 1992............................  2,500,000    25,000           -         -         -        -
  Sale of 1,234,748 shares of GalaGen Series B
    Preferred Stock in March 1993 at $3.25 per
    share, net of offering costs of $18,460............                        1,234,748   $12,347
  Sale of 539,000 shares of GalaGen Series C
    Preferred Stock in December 1993 at $5.00 per
    share, net of offering costs of $133,316...........                                              539,000   $5,390
  Exercise of stock option.............................
  Compensation related to stock warrants...............
  Net loss for the year................................
                                                          ---------   -------   ---------   -------   -------   ------
Balance at December 31, 1993...........................   2,500,000    25,000   1,234,748    12,347   539,000    5,390
  Sale of 12,000 shares of GalaGen Series C
    Preferred Stock in March 1994 at $5.00 per
    share, net of offering costs of $5,479............                                                 12,000      120
  Exercise of stock options...........................
  Common stock issued for services....................
  Warrant valuation for convertible promissory
   notes..............................................
  Net loss for the year...............................
                                                          ---------   -------   ---------   -------   -------   ------
Balance at December 31, 1994..........................    2,500,000   $25,000   1,234,748   $12,347   551,000   $5,510


                                                                                       DEFICIT
  SERIES F-1         SERIES E                                                        ACCUMULATED
PREFERRED STOCK   PREFERRED STOCK         COMMON STOCK      ADDITIONAL    DEFERRED    DURING THE     RECEIVABLE
---------------------------------------------------------    PAID-IN      COMPEN-    DEVELOPMENT        FROM
SHARES   AMOUNT   SHARES    AMOUNT    SHARES      AMOUNT     CAPITAL      SATION        STAGE         OFFICER        TOTAL
------   ------   ------   -------   ---------   --------   -----------   -------   ------------    ----------   -----------

                                        13,541   $ 13,541   $    36,459                                          $    50,000
                                                                                    $ (1,724,853)                 (1,724,853)
                                     ---------   --------   -----------             ------------                 -----------
                                        13,541     13,541        36,459               (1,724,853)                 (1,674,853)
                                                                                      (2,819,808)                 (2,819,808)
                                     ---------   --------   -----------             ------------                 -----------
                                        13,541     13,541        36,459               (4,544,661)                 (4,494,661)
                                                                                      (2,863,109)                 (2,863,109)
                                     ---------   --------   -----------             ------------                 -----------
                                        13,541     13,541        36,459               (7,407,770)                 (7,357,770)
                                                                                      (3,103,948)                 (3,103,948)
                                     ---------   --------   -----------             ------------                 -----------
                                        13,541     13,541        36,459              (10,511,718)                (10,461,718)

                                       941,148      9,411     1,148,923                                            1,158,334


                                       812,502      8,125        21,875                                               30,000

                                       (13,541)   (13,541)      (36,459)                                             (50,000)

                                                              7,127,720                                            7,127,720


                                                              4,933,000                                            4,958,000
                                        13,541        135        16,532                                               16,667
                                                                 27,000                                               27,000
                                                                                      (3,497,040)                 (3,497,040)
------   ------   ------   -------   ---------   --------   -----------   -------   ------------    ----------   -----------
     -        -        -         -   1,767,191     17,671    13,275,050         -    (14,008,758)            -      (691,037)


                                                              3,982,124                                            3,994,471


                                                              2,556,294                                            2,561,684
                                        14,895        149        18,184                             $  (18,333)            -
                                                                112,000                                              112,000
                                                                                      (7,523,499)                 (7,523,499)
------   ------   ------   -------   ---------   --------   -----------   -------   ------------    ----------   -----------
     -        -        -         -   1,782,086     17,820    19,943,652         -    (21,532,257)      (18,333)   (1,546,381)


                                                                 54,401                                               54,521
                                       100,886      1,009       142,359                                 18,333       161,701
                                         5,025         50        55,616                                               55,666

                                                                 77,000                                               77,000
                                                                                      (5,394,034)                 (5,394,034)
------   ------   ------   -------   ---------   --------   -----------   -------   ------------    ----------   -----------
     -   $    -        -   $     -   1,887,997   $ 18,879   $20,273,028   $     -   $(26,926,291)   $        -   $(6,591,527)

                                   GALAGEN INC.
                          (A DEVELOPMENT STAGE COMPANY)

      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIENCY) (CONTINUED)

                                                          SERIES A                SERIES B               SERIES C
                                                       PREFERRED STOCK          PREFERRED STOCK       PREFERRED STOCK
                                                   ---------------------------------------------------------------------
                                                      SHARES       AMOUNT      SHARES      AMOUNT     SHARES     AMOUNT
                                                   ---------------------------------------------------------------------
Balance at December 31, 1994......................   2,500,000   $   25,000   1,234,748  $ 12,347     551,000   $  5,510
  Sale of 338,461 shares of GalaGen Series E
    Preferred Stock at $3.25 per share in
    December 1995, net of offering costs
    of $23,610....................................
  Issuance of Series F-1 Preferred Stock at $17.50
    per share to Chiron Corporation in March 1995.
  Warrant valuation for Chiron Corporation
    agreement, net of offering costs of $24,803...
  Exercise of stock options.......................
  Common stock issued for services................
  Warrant valuation for convertible promissory notes
  Deferred compensation related to stock options..
  Amortization of deferred compensation...........
  Net loss for the year...........................
                                                   ---------------------------------------------------------------------
Balance at December 31, 1995......................  2,5000,000     25,000    1,234,748    12,347     551,000      5,510
  Sale of Series E Preferred Stock................
  Issuance of Series F-1 Preferred Stock..........
  Warrant valuation for line of credit and notes..
  Warrant valuation for Convertible Promissory
    Notes.........................................
  Conversion of Series A Preferred Stock.......... (2,500,000)     (25,000)
  Conversion of Series B Preferred Stock..........                          (1,234,748)  (12,347)
  Conversion of Series C Preferred Stock..........                                                  (551,000)    (5,510)
  Conversion of Series F-1 Preferred Stock........
  Conversion of Series E Preferred Stock..........
  Conversion of Convertible Promissory Notes,
    net of financing costs of $131,010............
  Initial public offering, net of offering
    costs of $2,078,225...........................
  Preferred stock dividend........................
  Stock issued through Employee Stock Purchase
    Plan..........................................
  Amortization of deferred compensation...........
  Deferred compensation adjustment, canceled
    options.......................................
  Exercise of stock options.......................
  Net loss for the year...........................
                                                   ----------------------------------------------------------------------
Balance at December 31, 1996......................      -        $      -           -   $     -         -       $       -
                                                   ----------------------------------------------------------------------
                                                   ----------------------------------------------------------------------

                               See accompanying notes.

                                                                                       DEFICIT
  SERIES F-1           SERIES E                                                      ACCUMULATED
PREFERRED STOCK     PREFERRED STOCK     COMMON STOCK        ADDITIONAL   DEFERRED     DURING THE   RECEIVABLE
-------------------------------------------------------      PAID-IN      COMPEN-     DEVELOPMENT     FROM
SHARES   AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT      CAPITAL      SATION       STAGE         OFFICER       TOTAL
------------------------------------------------------------------------------------------------------------------------------
     -    $   -         -    $    -  1,887,997 $  18,879   $20,273,028  $        -  $(26,926,291)  $       -   $ (6,591,527)



                  338,461     3,385                          1,073,002                                            1,076,387

17,143      171                                                299,829                                              300,000

                                                               125,197                                              125,197
                                        36,670       367        45,434                                               45,801
                                        27,585       276       305,282                                              305,558
                                                                33,333                                               33,333
                                                             1,657,000  (1,657,000)                                       -
                                                                           476,266                                  476,266
                                                                                      (5,474,038)                (5,474,038)
------------------------------------------------------------------------------------------------------------------------------
17,143      171   338,461     3,385  1,952,252    19,522    23,812,105  (1,180,734)  (32,400,329)          -     (9,703,023)
                   46,154       461                            149,539                                              150,000
17,144      171                                                299,849                                              300,020
                                                               768,064                                              768,064

                                                               (68,474)                                             (68,474)
                                       677,063     6,771        18,229                                                    -
                                       543,413     5,434         6,913                                                    -
                                       248,758     2,488         3,022                                                    -
(34,287)   (342)                        85,717       857          (515)                                                   -
                 (384,615)   (3,846)   178,568     1,786          2060                                                    -

                                     1,434,495    14,345     8,918,954                                            8,933,299

                                     2,000,000    20,000    17,901,775                                           17,921,775
                                                             7,296,844                                            7,296,844

                                         3,642        36        13,512                                               13,548
                                                                           340,066                                  340,066

                                                              (261,200)    261,200                                        -
                                        39,861       399        65,977                                               66,376
                                                                                     (14,783,591)               (14,783,591)
------------------------------------------------------------------------------------------------------------------------------
      - $     -         - $       -  7,163,769 $  71,638   $58,926,654 $  (579,468) $(47,183,920)  $       -   $ 11,234,904
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------


                                        GALAGEN INC.
                             (A DEVELOPMENT STAGE COMPANY)
                                STATEMENTS OF CASH FLOWS

                                                                                                     PERIOD FROM
                                                                                                     NOVEMBER 17,
                                                                                                         1987
                                                                YEAR ENDED DECEMBER 31              (INCEPTION) TO
                                                   ----------------------------------------------     DECEMBER 31,
                                                          1996            1995           1994            1996
                                                   ----------------------------------------------------------------
OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . .   $  (14,783,591)  $  (5,474,038) $  (5,394,034) $  (47,183,920)
Adjustments to reconcile net loss to
  cash used in operating activities:
    Depreciation and amortization. . . . . . . .           68,797         128,966         75,459         892,158
    Deferred compensation amortization . . . . .          340,066         476,266              -         816,332
    Preferred stock dividend . . . . . . . . . .        7,296,844               -              -       7,296,844
    Warrants issued, net . . . . . . . . . . . .          768,064               -              -         907,064
    Loss on equipment disposal . . . . . . . . .                -             468              -         221,524
    Extraordinary gain on extinguishment
     of debt . . . . . . . . . . . . . . . . . .                -        (605,421)             -        (605,421)
    Notes issued for services. . . . . . . . . .                -               -      1,915,000       1,915,000
    Stock issued for services and license
     agreement . . . . . . . . . . . . . . . . .                -       1,005,558         55,666       1,061,224
    Deferred expense . . . . . . . . . . . . . .                -               -         (5,388)        (76,806)
    Changes in operating assets and liabilities:
      Inventory  . . . . . . . . . . . . . . . .                -               -              -        (738,636)
      Prepaid expenses . . . . . . . . . . . . .           (5,571)        (20,961)        15,071         (76,869)
      Other assets . . . . . . . . . . . . . . .          123,967         (99,670)      (109,504)       (110,528)
      Accounts payable and accrued expenses  . .           55,612         887,617     (1,285,600)      2,592,701
      Other long-term liabilities  . . . . . . .                -         469,327        184,077         653,404
                                                      -----------     -----------    -----------    ------------
Net cash used in operating activities  . . . . .       (6,135,812)     (3,231,888)    (4,549,253)    (32,435,929)
                                                      -----------     -----------    -----------    ------------
INVESTING ACTIVITIES:
Purchase of property, plant and equipment  . . .       (1,457,354)        (36,311)       (22,820)     (2,663,943)
Purchase of available-for-sale securities, net .       (7,498,343)              -              -      (7,498,343)
Purchase of trademark  . . . . . . . . . . . . .                -               -              -         (50,000)
Purchase of equipment from Land O'Lakes  . . . .                -               -              -        (729,941)
                                                      -----------     -----------    -----------    ------------
Net cash used in investing activities  . . . . .       (8,955,697)        (36,311)       (22,820)    (10,942,227)
                                                      -----------     -----------    -----------    ------------
FINANCING ACTIVITIES:
Proceeds from Land O'Lakes borrowings  . . . . .                -               -              -      12,733,223
Proceeds from sale of stock to Land O'Lakes  . .                -               -              -          50,000
Proceeds from sale of common stock,
  net of offering costs  . . . . . . . . . . . .       17,921,775               -              -      19,096,776
Proceeds from sale of preferred stock  . . . . .          450,020         676,387         54,521      12,695,083
Proceeds from common stock options exercised . .           66,376          45,801        161,701         273,878
Proceeds from  borrowings from investors . . . .          500,000               -              -         700,000
Proceeds from convertible promissory notes . . .                -       2,500,000      3,860,000       6,360,000
Proceeds/payment from/on note payable  . . . . .                -               -     (1,000,000)              -
Payment to Land O'Lakes  . . . . . . . . . . . .                -               -              -      (4,100,000)
Payment to investors on borrowings . . . . . . .         (500,000)              -              -        (700,000)
Proceeds from Chiron warrant purchase  . . . . .                -         125,197              -         125,197
Proceeds from Employee Stock Purchase Plan . . .           13,548               -              -          13,548
                                                      -----------     -----------    -----------    ------------
Net cash provided by financing activities  . . .       18,451,719       3,347,385      3,076,222      47,247,705
                                                      -----------     -----------    -----------    ------------
Increase (decrease) in cash  . . . . . . . . . .        3,360,210          79,186     (1,495,851)      3,869,549
Cash and cash equivalents at beginning of
  period . . . . . . . . . . . . . . . . . . . .          509,339         430,153      1,926,004               -
                                                      -----------     -----------    -----------    ------------
Cash and cash equivalents at end of period . . .      $ 3,869,549     $  509,339      $  430,153    $  3,869,549
                                                      -----------     -----------    -----------    ------------
                                                      -----------     -----------    -----------    ------------
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Value of warrants issued with convertible debt .      $         -     $   33,333     $    77,000    $    110,333
Deferred compensation recognized for employee
  options  . . . . . . . . . . . . . . . . . . .                -      1,657,000               -       1,657,000
Deferred compensation adjustment for canceled
  options  . . . . . . . . . . . . . . . . . . .          261,200              -               -         261,200
Conversion of convertible promissory notes plus
  related accrued interest, net of financing
  costs . . . . . . . . . . . . . . . . . . . . .        8,864,825              -               -       8,864,825

                                     GALAGEN INC.
                            (A DEVELOPMENT STAGE COMPANY)

                            NOTES TO FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

    GalaGen Inc. is developing oral therapeutics to treat and prevent a broad range of human gastrointestinal ("GI") diseases. Using its proprietary processes, the Company has produced polyclonal antibodies that target specific pathogens infecting the human GI tract, including bacteria and their toxins, parasites, fungi and viruses. These polyclonal antibodies are derived from bovine colostrum, the milk collected in the first few milkings of a dairy cow after its calf is born. When polyclonal antibodies are administered orally to humans, they can provide passive immunity within the GI tract. The Company believes that its pharmaceutical products could offer an attractive therapeutic alternative to traditional antibiotics at a time when increasing antibiotic resistance and emerging new pathogens are becoming more prevalent.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

    Cash equivalents include short-term highly liquid investments purchased at cost, which approximates market, with original maturities of three months or less.

INVESTMENTS

    Investments in debt securities with a remaining maturity of more than three months at the date of purchase are classified as marketable securities. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as available-for-sale as of December 31, 1996. The book value of the investments approximates their estimated market value. The estimated market value of investments by security type are as follows:

                                                  Estimated Market Value
    Security Type                                 As of December 31, 1996
    -------------                                 -----------------------
    Corporate debt securities                           $  2,686,131
    U.S. Government securities                             2,012,987
    U.S. Treasury securities                               2,602,968
    Investment grade debt securities                         196,257
                                                        ------------
                                                        $  7,498,343
                                                        ------------
                                                        ------------

    All investments have a contractual maturity of one year or less.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are recorded at cost and depreciated primarily on a straight-line basis over their estimated useful lives of three to seven years.

                                     GALAGEN INC.
                            (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)

    At December 31, 1996, construction in progress consisted of leasehold improvements and manufacturing equipment in connection with the Company's pilot plant manufacturing facility. The Company anticipates transferring the construction in progress to its respective asset account and beginning depreciation in the second quarter of 1997 when the Company expects the pilot
plant manufacturing facility to be ready for validation.   At December 31,
1996 and 1995, property, plant and equipment consisted of the following:

                                              1996          1995
                                           ----------     ----------
    Furniture, fixtures and equipment      $  423,496     $  230,484
    Construction in progress                1,264,342              -
                                           ----------     ----------
                                            1,687,838        230,484
    Less accumulated depreciation            (195,483)      (149,783)
                                           ----------     ----------
                                           $1,492,355     $   80,701
                                           ----------     ----------
                                           ----------     ----------

RESEARCH AND DEVELOPMENT COSTS

    All research and development costs are charged to operations as incurred.


INCOME TAXES

    Income taxes are accounted for using the liability method. Deferred income taxes are provided for temporary differences between financial reporting and tax bases of assets and liabilities.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NET LOSS PER SHARE

    Net loss per share is computed using the weighted average number of shares of common stock outstanding during the periods presented. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB No. 83"), the fully diluted shares of common stock outstanding for the periods ended 1995 and 1994 have been calculated as the sum of the number of primary shares of common stock outstanding, the number of shares convertible into common stock upon the conversion of securities issued by the Company at conversion prices less than the initial public offering (the "Offering") price, using the treasury stock method, during the 12 months immediately preceding the Offering which closed on April 1, 1996 and the number of shares covered by stock options and warrants granted at exercise prices less than the Offering price during the same period.

STOCK BASED COMPENSATION

    The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION ("Statement 123"), but applies Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), and related interpretations in accounting for its stock plans. Under APB 25, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                                     GALAGEN INC.
                             (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.   MERGER

    In March 1992, GalaGen was incorporated as a wholly-owned subsidiary of its predecessor, Procor Technologies, Inc.("Procor"), a wholly-owned subsidiary of Land O'Lakes Inc. ("Land O'Lakes"), and issued 270 shares of its $.01 par value common stock to Procor for $1.23 per share. In May 1992, GalaGen sold 941,148 shares of its common stock to certain outside investors and future officers, directors, and advisors of GalaGen for $1.23 per share. Effective July 24, 1992, GalaGen was merged with Procor and GalaGen was the surviving entity. As part of this merger, the 13,541 shares of Procor's common stock held by Land O'Lakes were converted into 812,502 shares of $.01 par value common stock of GalaGen. Additionally, the 270 shares of common stock of GalaGen issued to Procor were canceled and $7,127,720 of inter-company obligations owed to Land O'Lakes were forgiven and recorded as contributed capital.

4.   RELATED PARTY TRANSACTIONS

    During 1992, the Company entered into the following agreements with Land
O'Lakes:

PURCHASE AND SALE OF ASSETS AGREEMENT

    Land O'Lakes purchased from the Company all equipment, inventory, and certain other assets and assumed all current liabilities at book value, which approximated $1,636,000. The purchase price was paid by crediting against other indebtedness owed by the Company to Land O'Lakes.

ROYALTY AGREEMENT

    The Company will pay to Land O'Lakes a royalty on net receipts from any product, other than infant formula, which is based on existing technology or technology improvements, as defined by the agreement. The Company will pay an additional royalty on net receipts from infant formula based on existing or improved technology and an additional royalty on net receipts from infant formula based on new technology, as defined by the agreement. This agreement will continue until terminated by both parties. Royalty payments range from one to two percent of net receipts.

LICENSE AGREEMENT

    The Company has licensed to Land O'Lakes the rights to use the Company's existing technologies and technology improvements, as defined by the agreement, for Land O'Lakes' use in animal products, functional foods and infant formula. The Company received a lump sum license fee. The Company has agreed not to compete for fifteen years in the area of animal products and functional foods based on milk and colostrum based immunoglobulin technology. Land O'Lakes has agreed not to compete for fifteen years in the areas of prescription drugs and over-the-counter drugs regulated by the Food and Drug Administration. The term of this agreement is perpetual.

SUPPLY AGREEMENT

    The Company has entered into an agreement with Land O'Lakes whereby the Company will purchase and Land O'Lakes will supply, at their option, all of the Company's commercial requirements for colostrum and milk. As part of this agreement, Land O'Lakes will provide expertise in dairy herd selection, on-farm management,

                                     GALAGEN INC.
                             (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)

membership relations and procurement to the Company for the manufacture of antibody material. The agreement will last for ten years and Land O'Lakes, at its sole discretion, has the option to extend the agreement for an additional ten years.

MASTER SERVICES AGREEMENT

    The Company has entered into an agreement with Land O'Lakes whereby the Company may purchase services from Land O'Lakes for certain administrative and research and development activities. This agreement will enable the Company to access expertise, on an as-needed basis, from Land O'Lakes. The agreement terminated on December 31, 1992 but has been renewed annually and is currently extended through December 31, 1997. The Company was charged approximately $682,000, $641,000 and $549,000 in 1996, 1995 and 1994,
respectively, in accordance with the Master Services Agreement.

STRATEGIC ALLIANCE LETTER OF INTENT

    The Company and Land O'Lakes have entered into a letter of intent for good faith discussions designed to lead to a definitive agreement regarding a strategic alliance to provide research, development, regulatory and product support, manufacturing, marketing, sales and distribution for certain functional food products.

PROMISSORY NOTE

    The Company issued a promissory note to Land O'Lakes for $4,000,000 as part of the merger. This note had an interest rate of five percent and was due December 31, 1992. Payment of $3,000,000 plus accrued interest of $43,333 was made upon the sale of the Series A preferred stock. Land O'Lakes extended the remaining $1,000,000 note for consideration of $100,000. The $1,000,000, accrued interest of $50,959 and the $100,000 extension fee were paid in 1993.

    Subsequent to 1992, the Company has entered into other related party agreements as noted below:

    In 1995 and 1993, former officers of the Company exercised vested options to purchase the Company's common stock by issuing notes receivable to the Company for $43,333 and $18,333, respectively. These notes have subsequently been repaid.

    In October 1993, the Company borrowed $1,000,000 from a lending institution under a line of credit. This line of credit had a variable interest rate of 6% at December 31, 1993. A director and an investor guaranteed this line of credit in return for two five year warrants to purchase 20,312 shares of the Company's common stock. This line of credit has subsequently been repaid by the Company and the line of credit terminated. See Note 7.

    In 1993, certain investment funds controlled by Investment Advisers, Inc. ("IAI"), which has a representative serving on the board of directors of the Company, purchased preferred stock in two private placement transactions by the Company. In March 1993, funds controlled by IAI purchased 769,230 shares of Series B preferred stock at $3.25 per share. In December 1993, funds controlled by IAI purchased 150,000 shares of Series C preferred stock at $5.00 per share. See Note 6.

                                     GALAGEN INC.
                            (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)

    Land O'Lakes, IAI, a director and a private foundation controlled by a director purchased Convertible Promissory Notes in the principal amounts of $1,450,000, $1,080,000, $740,000 and $100,000, respectively. Each of these note holders also received a five year warrant, exercisable at $11.07 per share on a post-split basis, to purchase that number of shares of common stock equal to 20% of the principal amount of such holder's Convertible Promissory Note divided by $11.07. See Notes 6 and 7.

    In December 1995 and January 1996, Land O'Lakes, a director and certain investment funds controlled by IAI purchased 169,230, 46,154 and 76,923 shares, respectively, of Series E preferred stock at $3.35 per share. See
Note 6.

    In January 1996, the Company entered into a $2.7 million line of credit agreement with a commercial bank, which expired with the closing of the Company's Offering. Loans under this line of credit were to be guaranteed by six parties and the guarantee was collateralized by letters of credit posted by them in the aggregate amount of $2.7 million. In consideration for the guarantees and letters of credit posted by these parties, the Company issued warrants to purchase an initial aggregate of 162,011 shares of common stock at $7.00 per share. In connection with this transaction a director and Land O'Lakes each guaranteed $500,000 of the $2.7 million line of credit, and in exchange received a warrant to purchase 30,002 shares of common stock at $7.00 per share. See Note 7.

    In January 1996, the Company issued two convertible promissory notes for $375,000 and $125,000 to two investment funds controlled by IAI. The notes became due on completion of the Offering. The notes were convertible into Series E preferred stock at the option of the holder. In connection with these notes, the Company issued warrants to purchase 30,001 shares which are identical to the line of credit warrants described above. The notes have been repaid.

    In June 1996, the Company entered into a five-year lease agreement with Land O' Lakes for specified space within the Land O' Lakes facility in connection with the Company's pilot plant manufacturing facility. See Note 8.

    In December 1996, the Company entered into an equipment operating lease which was guaranteed by Land O'Lakes. See Note 8.

5.  REVERSE STOCK SPLIT

    On January 19, 1996, the Board approved a reverse stock split of 3.6923-for-1 for the Company's outstanding common stock. The Company's stockholders approved this reverse stock split in March 1996. Certain information in the financial statements with respect to the common stock and to the conversion prices and ratios of the preferred stock have been adjusted to reflect this change. The reverse stock split had no effect upon the numbers of shares of preferred stock issued and outstanding (as opposed to the conversion prices of the preferred stock and the numbers of shares of common stock into which the preferred stock converted).

                                     GALAGEN INC.
                             (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.   STOCK

INITIAL PUBLIC OFFERING

    GalaGen Inc. consummated the Offering on April 1, 1996, which consisted of 2,000,000 shares of common stock at a $10 per share price to the public. All of the Company's preferred stock mandatorily converted into common stock immediately prior to the closing of the Offering as described below.

SERIES A PREFERRED STOCK

    On July 24, 1992, the Company issued 2,500,000 shares of Series A preferred stock to investors at $2.00 per share, net of legal and accounting fees of $42,000. The Series A preferred stock had certain voting and registration rights, was converted into common stock on a one-for-one basis and had preference over common stock upon liquidation.

SERIES B PREFERRED STOCK

    On March 1, 1993, the Company issued 1,234,748 shares of Series B preferred stock at $3.25 per share, net of legal and accounting fees of $18,460. Shares of Series B preferred stock had certain voting and registration rights, were converted into common stock as described below and had preference over common stock in liquidation.

SERIES C PREFERRED STOCK

    On December 1, 1993 and March 1, 1994, the Company issued 539,000 shares and 12,000 shares, respectively, of Series C preferred stock to investors at $5.00 per share, net of legal and accounting fees of $30,795 and commissions of $108,000. The Series C preferred stock had certain voting and registration rights, was converted into common stock as described below and had preference over common stock upon liquidation.

SERIES D PREFERRED STOCK  (CONVERTIBLE PROMISSORY NOTES)

     From June 1994 to October 1995, the Company sold $8,275,000 of Convertible Promissory Notes (the "Notes") to investors. The Notes bore interest at 6.5% per annum and the principal and interest converted into Series D preferred stock. The Notes were secured by all tangible and intangible assets of the Company and were due June 1998. Shares of Series D preferred stock had certain voting and registration rights, were converted into common stock as described below and had preference over common stock in liquidation.

SERIES E PREFERRED STOCK

    In December 1995, the Company issued 338,461 shares of Series E preferred stock at $3.25 per share, net of legal and accounting fees of $23,610, for cash proceeds of $676,387 and the conversion of approximately $400,000 of liabilities. In January 1996 the Company issued an additional 46,154 shares of Series E preferred stock at $3.25 per share for cash proceeds of $150,000. The Series E preferred stock had certain voting and registration rights, was converted into common stock as described below, and had preference over common stock in liquidation.

                                     GALAGEN INC.
                             (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)

SERIES F PREFERRED STOCK

    In March 1995, the Company authorized 217,143 shares be reserved for a Series F preferred stock, convertible into the Company's common stock at
1.354 shares of common stock for each share of preferred stock, designating 34,287 shares as Series F-1, 42,856 as Series F-2, and 140,000 as Series F-3. Also in March 1995, the Company issued 17,143 shares of Series F-1 preferred stock at $17.50 per share in exchange for a grant of exclusive use of certain technology. In March 1996, the Company issued an additional 17,144 shares of Series F-1 preferred stock at $17.50 per share for net proceeds of $300,020. Shares of Series F preferred stock had certain voting and registration rights, were converted into common stock as described below and had preference over common stock in liquidation. See Notes 7 and 10.

AUTHORIZED SHARES

    In February 1995, the Company increased the authorized shares reserved for the Series D preferred stock from 2,200,000 to 3,600,000 and decreased the authorized shares reserved for the Series E preferred stock from 2,500,000 to 1,500,000. In November 1995, the Company increased the authorized shares reserved for the Series E preferred stock from 1,500,000 to 5,000,000. On or before March 20, 1996, the stockholders of the Company approved by written consent the authorization of 15,000,000 shares of preferred stock which was effective upon the closing of the Company's Offering.

REDUCTION IN CONVERSION PRICE AND REVERSE STOCK SPLIT

    SERIES A PREFERRED STOCK:

    The effect of the reverse stock split on the stock price of the Series A preferred stock was to change the conversion price of the Series A preferred stock from $2.00 per share to $7.38 per share and to change the conversion ratio from one share of common stock for each share of Series A preferred stock to
0.271 shares of common stock for each share of Series A preferred stock. All Series A preferred stock was converted into 677,063 shares of common stock upon the closing of the Offering.

    SERIES B PREFERRED STOCK AND SERIES C PREFERRED STOCK:

    In March 1994, in order to induce certain of the existing holders of the Series B and Series C preferred stock to purchase the Notes, the Company's Board of Directors voted to reduce the conversion price of the Series B preferred stock from $3.25 to $2.00 and the Series C preferred stock from $5.00 to $3.00. The effect of the reductions was to change the conversion ratio of the Series B preferred stock from one share of common stock for each share of Series B preferred stock to 1.625 shares of common stock for each share of Series B preferred stock, and to change the conversion ratio of the Series C preferred stock from one share of common stock for each share of Series C preferred stock to 1.667 shares of common stock for each share of Series C preferred stock.

    The effect of the reverse stock split on the stock price of the Series B and Series C preferred stock, after the conversion price adjustment described above, was to change the conversion price of the Series B preferred stock from $2.00 per share to $7.38 per share and to change the conversion price of the Series C preferred stock from $3.00 per share to $11.07 per share. The effect of the reverse stock split on the conversion ratio, after the conversion price adjustment described above, is to change the conversion ratio of the Series B preferred stock from 1.625 shares of common stock for each share of Series B preferred stock to 0.440 shares of common stock

                                     GALAGEN INC.
                             (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)

for each share of Series B preferred stock, and to change the conversion ratio of the Series C preferred stock from 1.667 shares of common stock for each share of Series C preferred stock to 0.451 shares of common stock for each share of Series C preferred stock. All Series B and Series C preferred stock were converted into 543,413 and 248,758 shares, respectively, of common stock upon the closing of the Offering.

    SERIES D PREFERRED STOCK (CONVERTIBLE PROMISSORY NOTES), SERIES E PREFERRED STOCK AND SERIES F-1 PREFERRED STOCK:

    On a pre-split basis, the conversion ratio of the Series D preferred stock, Series E preferred stock and Series F-1 preferred stock into common stock were, by their terms, automatically adjusted to reflect the lower of the currently effective conversion price of $3.00 per share of Series D preferred stock and $3.25 per share of Series E preferred stock and Series F-1 preferred stock or 70% of the Offering price.

    The effect of the reverse stock split on the conversion price of the Series D, Series E and Series F-1 preferred stock was to change the conversion price of the Series D preferred stock to $11.07 per share and to change the conversion price of the Series E and F preferred stock to $12.00
per share or to 70% of the Offering price, whichever is lowest.    Because
the Offering price was $10.00 per share, the Series D, Series E and Series
F-1 preferred stock converted into common stock at $7.00 per share. On a post-split basis, the effect of these reductions is to change the conversion ratio of 0.271 shares of common stock for each share of Series D preferred stock to 0.429 shares of common stock for each share of Series D preferred stock, to change the conversion ratio of 0.271 shares of common stock for each share of Series E preferred stock to 0.464 shares of common stock for each share of Series E preferred stock, and to change the conversion ratio of
1.458 shares of common stock for each share of Series F-1 preferred stock to
2.50 shares of common stock for each share of Series F-1 preferred stock. These reductions in the conversion prices of the Series D, Series E and
Series F-1 preferred stock from $11.07, $12.00 and $12.00 per share, respectively, to $7.00 per share was valued at $7,296,844 and recorded as a preferred stock dividend to arrive at the net loss available to holders of
common stock in the calculation of net loss per share.   All Series D, Series
E and Series F-1 preferred stock was converted into 1,434,495, 178,568 and 85,717 shares, respectively, of common stock upon the closing of the Offering.

EMPLOYEE STOCK PURCHASE PLAN

    In March 1996, the Company adopted the Employee Stock Purchase Plan whereby 270,833 shares of common stock have been reserved. All employees who have met the service eligibility requirements are eligible to participate and may direct the Company to make payroll deductions of one to 10 percent of their compensation during a purchase period for the purchase of shares under the plan. Participants may purchase up to 5,000 shares of common stock for a given purchase period provided the fair market value of the stock is not more than $25,000 (determined at the beginning of each purchase period). The plan provides a participating employee the right, subject to certain limitations, to purchase the Company's common stock at a price equal to the lower of 85% of the fair market value of the Company's common stock on the first day, or the last day, of the applicable purchase period. The first purchase commenced on July 1, 1996 and ended on December 31, 1996, of which 3,642 shares of common stock were issued to employees for $13,548. Subsequent purchase periods will run for twelve months beginning on January 1.

                                     GALAGEN INC.
                             (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.   OPTIONS AND WARRANTS

STOCK OPTION PLAN

    The Company has established a 1992 stock option plan (the "1992 Plan") under which both incentive and non-qualified options may be granted and which it uses as an incentive for employees, directors and technical advisors. Options are granted at fair market value as determined on the date of grant and normally vest over three to five years.

     The following plan and non-plan options are outstanding at December 31,
1996:
                                   1992 PLAN                NON-1992   WEIGHTED
                                    OPTIONS     1992 PLAN    PLAN      AVERAGE
                                    AVAILABLE    OPTIONS    OPTIONS     OPTION
                                   FOR GRANT   OUTSTANDING OUTSTANDING  PRICE
                                   ----------  ----------- -----------  ------
  Balance at December 31, 1993. .    282,412      366,234    27,082      $2.47
   Granted. . . . . . . . . . . .   (126,073)     126,073    13,541       7.38
   Exercised. . . . . . . . . . .          -     (100,886)        -       1.26
   Canceled . . . . . . . . . . .     37,579      (37,579)  (13,541)     11.32
                                     --------     --------   -------
  Balance at December 31, 1994. .    193,918      353,842    27,082       4.86
   Shares reserved. . . . . . . .    203,144            -         -
   Granted. . . . . . . . . . . .   (272,076)     272,076   140,830       6.66
   Exercised. . . . . . . . . . .          -      (36,684)         -      1.25
   Canceled . . . . . . . . . . .    238,101     (238,101)  (13,541)      6.97
                                     --------     --------   -------
  Balance at December 31, 1995. .    363,087      351,133   154,371        5.67
   Granted. . . . . . . . . . . .   (477,476)     477,476    57,003        4.68
   Exercised. . . . . . . . . . .          -      (39,902)        -        1.66
   Canceled . . . . . . . . . . .    118,479     (118,479)  (25,730)       7.36
                                     --------    --------   -------
  Balance at December 31, 1996. .      4,090      670,228   185,644       $4.74
                                     --------    --------   -------
                                     --------    --------   -------

    The following table summarizes information about the stock options outstanding at December 31, 1996:

                              OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                   ----------------------------------------------  ------------------------------
                                WEIGHTED-AVERAGE     WEIGHTED                      WEIGHTED
  RANGE OF          NUMBER         REMAINING          AVERAGE        NUMBER      AVERAGE EXERCISE
EXERCISE PRICE     OUTSTANDING  CONTRACTUAL LIFE   EXERCISE PRICE  EXERCISABLE      PRICE
--------------     -----------  ----------------   --------------  -----------   ----------------
$        1.23         73,369    LESS THAN 1 year   $  1.23            64,700     $  1.23
         3.69        190,793             2 years      3.69            88,297        3.69
         4.00        211,700            10 years      4.00               --         --
 4.63 -  5.25         54,500             5 years      5.47               --         --
         5.38         72,202             4 years      5.38             6,935        5.38
         5.75        135,500             5 years      5.75               --         --
         7.39         16,249             4 years      7.39             9,748        7.39
        11.08        101,559             4 years     11.08            20,306       11.08
                    --------                                         -------
$1.23 - 11.08        855,872                       $  4.74           189,986     $  3.80
                    --------                                         -------
                    --------                                         -------

    Options expire in five years and three months to ten years from the grant date. Fully vested and exercisable options were 189,986, 161,426 and 150,105 as of December 31, 1996, 1995 and 1994, respectively. The weighted average exercise prices for the fully vested and exercisable options as of December 31, 1996 and 1995 were $3.80 and $2.63, respectively.

                                     GALAGEN INC.
                             (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)


    Additionally, the Company granted 358,300 options under a proposed 1997 Stock Plan (the "Proposed Plan"), pending stockholder approval in May 1997. Total shares available under the Proposed Plan are 1,250,000. Options under the Proposed Plan were granted at fair market value, vest over three to five years and expire in ten years.

WARRANTS

    In January 1993, the Company granted a warrant to purchase 13,541 shares of the Company's common stock at $12.00 per share to an investment banking firm for financial advisory services. This warrant expires May 1998.

    In June 1993, the Company granted a warrant to purchase 9,479 shares of the Company's common stock at $.18 per share to a contract research organization for services rendered in 1993. Expense was recorded for the difference between the exercise price and fair market value of the common stock, as determined by the Board of Directors. This warrant expires December 1998.

    In October 1993, the Company granted a warrant to purchase 20,312 shares of the Company's common stock at $18.46 per share to each of a board member and an investor in return for their guarantee for the Company's line of credit. These warrants expire October 1998.

    In connection with the Notes issuance of $8,275,000, each Note holder received a warrant, exercisable at $11.07 per share, to purchase that number of shares of common stock equal to 20% of the principal amount of such holder's Note divided by $11.07. The Company granted warrants to purchase 149,384 shares of the Company's common stock. These warrants expire five years from the date of grant, which range from June 1999 to October 2000.

    In March 1995, Chiron was issued warrants to purchase 200,000 shares of the Company's Series F preferred stock for which the Company was paid $150,000. The Company issued the warrants to purchase 200,000 shares of Series F preferred stock to Chiron as follows: (i) warrant to purchase 17,144 shares of Series F-1 preferred stock, exercise price of $17.50 per share (pre-Offering) or $24.00 per share (post-Offering); (ii) warrant to purchase 42,856 shares of Series F-2 preferred stock, exercise price of $18.70 per share (pre-Offering) or $27.00 per share (post-Offering); (iii) warrant to purchase 60,000 shares of Series F-3 preferred stock, exercise price of $25.00 per share (pre-Offering) or $33.00 per share (post-Offering); and (iv) warrant to purchase 80,000 shares of Series F-3 preferred stock, exercise price of $25.00 per share (pre-Offering) or $36.00 per share (post-Offering). If, after the Company's Offering, the market value (as defined in the purchase agreement for the warrants) of a share of common stock is less than the stated post-Offering exercise price of any such warrant, the exercise price is reduced to such per share market value and the number of shares of common stock covered by the warrant are increased proportionately. Based upon the warrant agreements, the ceiling price for the warrants described in clauses (ii), (iii) and (iv) above were set at the closing of the Offering at $10.11, $9.24 and $10.08, respectively, per share of common stock. Chiron exercised the warrant described in clause (i) above in March 1996 which converted into 42,860 shares of common stock at the closing of the Company's Offering. Assuming the remaining three warrants were exercised in full on December 31, 1996, 1,355,203 shares of the Company's common stock would have been issued upon such exercise based upon the twenty day average of the average of the high and low closing market price, as reported by Nasdaq National Market,
prior to December 31, 1996 of $4.44 per share.   The warrants expire on the
earlier of six years from the date of issuance or 120 days after the warrant holder receives notice from the Company of the occurrence of certain defined milestone events. See Note 10.

                                     GALAGEN INC.
                             (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)

    In January 1996, the Company granted warrants to purchase 162,011 shares of common stock at $7.00 per share to six parties, one of whom is a Board member who received a warrant to purchase 30,002 shares of common stock and one of which is a company which has a representative on the Company's Board which received a warrant to purchase 30,002 shares of common stock, in return for their guarantee on the Company's $2.7 million line of credit. The Company also granted warrants to purchase 7,500 and 22,501 shares of the Company's common stock at $7.00 per share to certain investment funds associated with a representative on the Company's Board in return for their issuance of two convertible promissory notes totaling $500,000. These warrants expire February 2001. The difference between the Offering price and exercise price of these warrants multiplied by the number of warrants, plus the intrinsic value of the warrants was $768,064 which was recorded as interest expense in 1996.

STOCK OPTION AND WARRANT AGREEMENT REVISIONS

    In March 1994, the Company canceled all common stock option and warrant agreements that were issued in 1993 that had exercise prices of $12.00 per share and $18.46 per share and issued new stock option and warrant agreements with the same terms and conditions except that the grant prices were $7.38 per share and $11.07 per share, respectively.

    In August 1996, the Company canceled all common stock option agreements, totaling 57,715 shares of common stock under the Plan and 18,958 shares of common stock outside of the Plan, with the exception of officer and director options, that were issued with a grant price greater than the fair market value at the date of re-grant and issued new stock option agreements with the same terms and conditions except that the grant prices were $5.375 per share.

STOCK-BASED COMPENSATION

    The Company has elected to follow APB 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement 123, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995: risk-free interest rates approximating 6.2%; volatility factor of the expected market price of the Company's common stock of .527 and a weighted-average expected life of the option of 5 years.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models may not necessarily provide a reliable single measure of the fair value of its employee stock options.

                                     GALAGEN INC.
                             (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)


    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                        1996           1995
                                                                        ----           ----
Pro forma amortized expense ......................................   $    165,762      $     1,763
Pro forma net loss applicable to common stockholder...............   $(14,949,353)     $(5,475,801)
Pro forma net loss per common share, fully diluted................   $      (2.26)     $     (1.15)

The pro forma effect on net loss for 1996 and 1995 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

DEFERRED COMPENSATION

    In December 1995, the Company canceled certain stock option agreements within the Plan and certain stock options that were outside of the Plan that had grant prices ranging from $7.38 per share to $11.07 per share and issued new stock option agreements with the same terms and conditions except that the grant prices were $3.69 per share. The Company recorded $1,657,000 as deferred compensation for the difference between the new grant price per share of common stock and the fair market value of the common stock per share on the date of grant, as determined by the board of directors, multiplied by the total number of options effected. In December 1996, the Company adjusted the deferred compensation balance to $1,395,800 to account for terminated employee options that were not vested. The deferred compensation is amortized ratably over the vesting period of the options. In 1996 and 1995, $340,066 and $476,266 was amortized, respectively.

    The remaining deferred compensation is expected to be amortized as follows:

     1997...........................................    $  273,868
     1998...........................................       207,200
     1999...........................................        96,400
     2000...........................................         2,000
                                                        ----------
                                                        $  579,468
                                                        ----------
                                                        ----------

                                     GALAGEN INC.
                             (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)

8.   COMMITMENTS

    The Company has commitments under the following agreements:

RESEARCH

    A one year research program agreement with Institut Pasteur which began in 1993 for specified research assistance and the right to certain future technology emerging from the collaboration. This agreement will automatically renew each year unless terminated by either party.

    A one year agreement with the University of Minnesota for specified research assistance and laboratory space that began in 1996.

    A one year research agreement with the University of Minnesota for product development assistance that began in 1996.

    A one year research agreement, and associated consulting agreement, that began in 1996 with the Ohio State University Research Foundation for specified research assistance.

    The above agreements require total minimum payments of approximately $77,000 in 1997.

CLINICAL

    The Company entered into a clinical trial agreement with a European entity in October 1995. This agreement requires payment over the length of the clinical trial, which is anticipated to be completed in 1997.

                                     GALAGEN INC.
                            (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)


    The Company entered into a clinical trial agreement with a contract research organization in January 1996. This agreement requires payment over the length of the clinical trial which is anticipated to be completed in 1997.

    In conjunction with the clinical trial described immediately above, the Company has entered into a core lab agreement for analytical testing, which is anticipated to be completed in 1997.

    In 1996 the Company entered into a clinical trial agreement with an institutional clinical trial unit. The agreement calls for payment over the term of the trial which is anticipated to be complete in 1997.

    These agreements require minimum payments of approximately $600,000 in 1997.

OTHER

    A five year service agreement that began in 1996 for specified raw material preparation assistance.

    The Company entered into an exclusive five year supply agreement in October 1996 for one of its raw materials.

    The Company entered into employment agreements with two employees in 1996.

    The above agreements require minimum payments of approximately $299,000, $24,000 and $24,000 in 1997, 1998 and 1999, respectively.

LICENSE AGREEMENTS

    In March 1993, Nestec, an affiliate of Nestle' Ltd., granted a license to the Company, including the right to grant sublicenses, relating to the production and use of bovine anti-rotavirus and anti-E. Coli antibodies derived from milk and colostrum for therapeutic and prophylactic applications. The license is exclusive in North America and semi-exclusive in the rest of the world and obligates the Company to pay royalties on products incorporating the licensed technology.

    In September 1993, Institut Pasteur granted the Company an exclusive worldwide license to certain applications relating to human passive immunity. Conversely, the Company granted Institut Pasteur an exclusive worldwide license relating to certain technology regarding active immunity. Both license agreements expire upon the earlier of ten years from the date of the first commercial sale arising out of the use of these certain technologies or upon the expiration of the last to issue licensed patent on a country-by-country basis.

    In July 1994, the Company entered into a non-exclusive license agreement with Wisconsin Alumni Research Foundation, including the right to sublicense, relating to proteins extracted from certain mammals. The initial payment for the license has been expensed as research and development. The Company will pay a royalty on certain future sales.

                                     GALAGEN INC.
                             (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)

    In March 1995, the United States Department of Agriculture granted the Company an exclusive worldwide license, including the right to sublicense, for certain technology generating or containing antibodies to a certain disease indication. The Company paid a onetime $25,000 license fee in 1995 and must pay an annual maintenance fee of $10,000 and royalty fees depending upon certain net sales as defined. The Company may terminate this agreement any time upon 90 days written notice.

    The royalties on the above agreements range from one to four percent of certain net sales.


LEASE COMMITMENTS

    The Company leases certain office equipment under operating leases.

    During June 1996, the Company entered into a five year lease agreement with Land O' Lakes for specified space within the Land O' Lakes facility in connection with the Company's pilot plant manufacturing facility. The lease calls for annual payments of approximately $87,000 and can be extended for additional one year periods at the option of the Company.

    In December 1996, the Company entered into an operating lease with Cargill Leasing Corporation for $835,393 of manufacturing equipment for the Company's pilot plant facility. Lease payments of $10,990 per month plus tax will continue for a period of seven years with the Company's option to extend for an additional 12 months. The rental percentage was computed on a weighted average of the 30 day LIBOR rate and the rate on five year U.S. Treasury Notes. The lease is guaranteed by Land O' Lakes.

    The total lease expense was $3,133, $9,547 and $29,674 respectively, for the years ended December 31, 1996, 1995, and 1994. The future minimum annual lease payments are as follows:

    1997................  $  231,000
    1998................     230,000
    1999................     227,000
    2000................     227,000
    2001................     184,000
    Thereafter..........     281,000
                          ----------
                          $1,380,000
                          ----------
                          ----------

9.   INCOME TAXES

    Prior to the effective date of the merger with Procor, GalaGen's losses were utilized by Land O'Lakes in its consolidated tax return. Subsequent to the effective date of the merger and through December 31, 1996, GalaGen has operating loss carryforwards to offset future taxable income of approximately $27,650,000 which begin to expire in 2007. No benefit has been recorded for such loss carryforwards, and utilization in future years may be limited, if significant ownership changes have occurred.

                                     GALAGEN INC.
                             (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)


    Components of deferred tax assets are as follows:


                                          DECEMBER 31
                           ------------------------------------------
                                1996         1995           1994
                           ------------   -----------    ------------
Loss carryforwards         $ 10,270,000   $ 7,500,000    $ 5,475,000
Less valuation allowance    (10,270,000)   (7,500,000)    (5,475,000)
                           ------------   -----------    ------------
Net deferred tax assets    $     --       $    --        $    --
                           ------------   -----------    ------------
                           ------------   -----------    ------------


10.  AGREEMENTS

    In March 1995, the Company entered into a License and Collaboration Agreement with Chiron Corporation involving the licensing of Chiron adjuvant technology and a collaboration to research and develop passive immune therapies using bovine antibodies for certain products. Pursuant to this Agreement, Chiron has granted an exclusive worldwide license for certain of Chiron's proprietary adjuvant technology to the Company for which the Company issued 17,143 shares of its Series F-1 preferred stock to Chiron. Additionally, Chiron has been granted certain rights to exclusively market a certain product for which the Company was paid $100,000. See Note 7.

    In October 1995, the Company licensed certain rights of certain technology to a worldwide developer and marketer of veterinary products. In return, the Company received an upfront license fee and will receive annual continuation fees and royalty fees based upon third party sales.

11.  EXTRAORDINARY ITEM

    In July 1995, the Company terminated its fund raising efforts for its wholly-owned subsidiary, Altra Bio Inc., and sold the Corporation to a former officer for the nominal consideration of $1.00. Altra Bio had no book value at the time of the sale and, accordingly, no gain or loss was recognized in the transaction. As part of the terminated fund raising efforts, the Company has negotiated debt reduction settlements with certain research collaborators and a vendor in the aggregate amount of $605,421.

                                    EXHIBIT INDEX


EXHIBIT   DESCRIPTION                                                   METHOD OF FILING
-------   -----------                                                   ----------------
 3.2      Restated Certificate of Incorporation of the Company.(3)      Incorporated By
                                                                        Reference

 3.4      Restated Bylaws of the Company.(1)                            Incorporated By
                                                                        Reference

 4.1      Specimen Common Stock Certificate.(1)                         Incorporated By
                                                                        Reference

 4.2      Warrant to purchase 13,541 shares of Common Stock of the      Incorporated By
          Company issued to Piper Jaffray Inc., dated January 26,       Reference
          1993.(1)

 4.3      Warrant to purchase 20,312 shares of Common Stock of          Incorporated By
          the Company issued to Gus A. Chafoulias, dated October 12,    Reference
          1993.(1)

 4.4      Warrant to purchase 20,312 shares of Common Stock of          Incorporated By
          the Company issued to John Pappajohn, dated October 12,       Reference
          1993.(1)

 4.5      Warrant to purchase 9,479 shares of Common Stock of           Incorporated By
          the Company issued to Cato Holding Company, dated             Reference
          June 21, 1994.(1)

 4.6      Form of Common Stock Warrant to purchase shares of Common     Incorporated By
          Stock of the Company, issued in connection with the sale      Reference
          of Convertible Promissory Notes.(1)

 4.7      Warrant to purchase 17,144 shares of Series F-1 Convertible   Incorporated By
          Preferred Stock of the Company issued to Chiron Corporation,  Reference dated March 29, 1995.(1)

 4.8      Warrant to purchase 42,856 shares of Series F-2 Convertible   Incorporated By
          Preferred Stock of the Company issued to Chiron Corporation,  Reference dated March 29, 1995.(1)

 4.9      Warrant to purchase 60,000 shares of Series F-3 Convertible   Incorporated By
          Preferred Stock of the Company issued to Chiron Corporation,  Reference dated March 29, 1995.(1)

 4.10     Warrant to purchase 80,000 shares of Series F-3 Convertible   Incorporated By
          Preferred Stock of the Company issued to Chiron Corporation,  Reference dated March 29, 1995.(1)

 4.11     Warrant to purchase 18,250 shares of Common Stock of the      Incorporated By
          Company issued to IAI Investment Funds VI, Inc. (IAI          Reference
          Emerging Growth Fund), dated January 30, 1996.(1)

 4.12     Warrant to purchase 6,250 shares of Common Stock of the       Incorporated By
          Company issued to IAI Investment Funds IV, Inc. (IAI          Reference
          Regional Fund), dated January 30, 1996.(1)


EXHIBIT   DESCRIPTION                                                   METHOD OF FILING
-------   -----------                                                   ----------------
 4.13     Warrant to purchase 25,000 shares of Common Stock of the      Incorporated By
          Company issued to John Pappajohn, dated February 2,           Reference
          1996.(1)

 4.14     Warrant to purchase 25,000 shares of Common Stock of the      Incorporated By
          Company issued to Edgewater Private Equity Fund, L.P.,        Reference
          dated February 2, 1996.(1)

 4.15     Warrant to purchase 10,000 shares of Common Stock of the      Incorporated By
          Company issued to Joseph Giamenco, dated February 2,          Reference
          1996.(1)

 4.16     Warrant to purchase 25,000 shares of Common Stock of          Incorporated By
          the Company issued to Gus A. Chafoulias, dated                Reference
          February 2, 1996.(1)

 4.17     Warrant to purchase 25,000 shares of Common Stock of          Incorporated By
          the Company issued to JIBS Equities, dated February 2,        Reference
          1996.(1)

 4.18     Warrant to purchase 25,000 shares of Common Stock of          Incorporated By
          the Company issued to Land O'Lakes, Inc., dated February 2,   Reference
          1996.(1)

#10.1     License Agreement between the Company and Land O'Lakes        Incorporated By
          dated May 7, 1992.(1)                                         Reference

#10.2     Royalty Agreement between the Company and Land O'Lakes        Incorporated By
          dated May 7, 1992.(1)                                         Reference

#10.3     Supply Agreement between the Company and Land O'Lakes         Incorporated By
          dated May 7, 1992.(1)                                         Reference

 10.4     Master Services Agreement between the Company and Land        Incorporated By
          O'Lakes dated May 7, 1992.(1)                                 Reference

*10.5     GalaGen Inc. 1992 Stock Plan.(3)                              Incorporated By
                                                                        Reference

 10.7     Stock and Warrant Purchase Agreement between the              Incorporated By
          Company and Chiron Corporation dated March 20, 1995.(1)       Reference

#10.8     License and Collaboration Agreement between the Company       Incorporated By
          and Chiron Corporation dated March 20, 1995.(1)               Reference

*10.9     GalaGen Inc. Employee Stock Purchase Plan, as amended.(2)     Incorporated By
                                                                        Reference


EXHIBIT   DESCRIPTION                                                   METHOD OF FILING
-------   -----------                                                   ----------------

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

 10.11    Commitment Letter between the Company and Cargill Leasing     Incorporated By
          Corporation, dated June 5, 1996. (2)                          Reference

 10.12    Master Equipment Lease between the Company and Cargill        Incorporated By
          Leasing Corporation, dated June 6, 1996. (2)                  Reference

 10.13    Agreement for Progress Payments between the Company and       Incorporated By
          Cargill Leasing Corporation, dated June 6, 1996. (2)          Reference

 10.14    Agreement for Lease between the Company and Land O'Lakes,     Incorporated By
          dated June 3, 1996. (2)                                       Reference

*10.15    Letter agreement with John G. Watson dated September 14,      Incorporated By
          1996.(3)                                                      Reference

+10.16    Agreement with Colorado Animal Research Enterprises, Inc.     Electronic
          dated November 1, 1996.                                       Transmission

*10.17    Letter agreement with Francois Lebel, M.D., dated             Electronic
          December 27, 1996.                                            Transmission


*10.18    Consulting agreement with Stanley Falkow, Ph.D., dated        Electronic
          January 15, 1997.                                             Transmission

*10.19    GalaGen Inc. Annual Short Term Incentive                      Electronic
          Cash Compensation Plan                                        Transmission

*10.20    GalaGen Inc. Annual Long Term Incentive                       Electronic
          Stock Option Compensation Plan                                Transmission

 11.1     Statement re: computation of per share earnings (loss).       Electronic
                                                                        Transmission

 23       Consent of Ernst & Young LLP                                  Electronic
                                                                        Transmission

 27       Financial Data Schedule.                                      Electronic
                                                                        Transmission

---------------------------------
 (1) Incorporated herein by reference to the same numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-1032).

 (2) Incorporated herein by reference to the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (File No. 0-27976).

 (3) Incorporated herein by reference to the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 (File No. 0-27976).

* Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form 10-K.

# Contains portions for which confidential treatment has been granted to the Company.

+ Contains portions for which confidential treatment has been requested by the Company.