Form 10-Q
period 1997-03-31
GALAGEN INC
filed 1997-05-13
CIK 889872

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-Q

(Mark One)

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 1997.
                                                             --------------
                                          or

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the Transition Period from _____________________ to_____________________.

Commission file number 0-27976.

                                 GalaGen Inc.
------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

         Delaware                                             41-1719104
------------------------------------------------------------------------------
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                         Identification No.)

    4001 Lexington Ave. North
    Arden Hills, Minnesota                                        55126
------------------------------------------------------------------------------
    (Address of principal executive offices)                    (Zip Code)

                                    (612) 481-2105
------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)


------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
    such filing requirements for the past 90 days. Yes   X      No
                                                      -------      ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value--7,163,769 shares as of April 30, 1997.

                                        INDEX

                                     GALAGEN INC.
                            (A DEVELOPMENT STAGE COMPANY)

                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Balance Sheets - March 31, 1997 and December 31, 1996..............3

          Statements of Operations - Three months ended
          March 31, 1997 and March 31, 1996 and for the period
          November 17, 1987 (inception) through March 31, 1997...............4

          Statements of Cash Flows - Three months ended
          March 31, 1997 and March 31, 1996 and for the period
          November 17, 1987 (inception) through March 31, 1997...............5

          Notes to Financial Statements......................................6

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations...................8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........10


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K..................................11

SIGNATURES..................................................................14

                                     GALAGEN INC.
                            (A DEVELOPMENT STAGE COMPANY)

                                    BALANCE SHEETS


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                             MARCH 31, 1997  DECEMBER 31, 1996
                                             --------------  -----------------
ASSETS                                        (UNAUDITED)
Current assets:
 Cash and cash equivalents...............    $    2,554,177   $      3,869,549
 Available-for-sale securities...........         6,367,647          7,498,343
 Prepaid expenses........................            67,054             87,274
                                             --------------   ----------------
Total current assets.....................         8,988,878         11,455,166

Property, plant and equipment............         1,971,700          1,687,838
 Less accumulated depreciation...........          (214,427)          (195,483)
                                             --------------   ----------------
                                                  1,757,273          1,492,355

Deferred financing expenses..............        -                      11,944
                                             --------------   ----------------

Total assets.............................        10,746,151   $     12,959,465
                                             --------------   ----------------
                                             --------------   ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable........................    $      903,016   $      1,486,928
 Accrued expenses........................            71,692            192,633
                                             --------------   ----------------
Total current liabilities................           974,708          1,679,561

Other long-term liabilities..............            45,000             45,000

Stockholders' equity
 Preferred Stock, $.01 par value:
   Authorized shares - 15,000,000
   Issued and outstanding shares - none..             -                      -
 Common stock, $.01 par value:
   Authorized shares - 40,000,000
   Issued and outstanding
   shares - 7,163,769 at March 31, 1997
   and December 31, 1996.................            71,638             71,638
 Additional paid-in capital..............        58,926,654         58,926,654
 Deficit accumulated during
   the development stage.................       (48,760,848)       (47,183,920)
 Deferred compensation...................          (511,001)          (579,468)
                                             --------------   ----------------
 Total stockholders' equity..............         9,726,443         11,234,904
                                             --------------   ----------------

Total liabilities and stockholders'
  equity.................................    $   10,746,151   $     12,959,465
                                             --------------   ----------------
                                             --------------   ----------------

                  See accompanying notes.

Note: The balance sheet at December 31, 1996 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                     GALAGEN INC.
                            (A DEVELOPMENT STAGE COMPANY)

                         STATEMENTS OF OPERATIONS (UNAUDITED)






                                                                PERIOD FROM
                                                             NOVEMBER 17, 1987
                                THREE MONTHS ENDED MARCH 31   (INCEPTION) TO
                                ---------------------------      MARCH 31,
                                   1997            1996            1997
                                ----------------------------------------------
 Revenues:
  Product sales...............  $    -           $    -          $   1,449,593
  Product royalties...........       -                -                 62,747
  Research and development
    revenues..................       -                -                396,350
                                ------------     ------------    -------------
                                     -                -              1,908,690
 Operating costs and expenses:
  Cost of goods sold..........       -                -              3,468,711
  Research and development....     1,119,214          696,859       24,314,750
  General and administrative..       573,996          475,250       14,622,591
                                ------------     ------------    -------------
                                  (1,693,210)      (1,172,109)     (42,406,052)
                                ------------     ------------    -------------
 Operating loss...............    (1,693,210)      (1,172,109)     (40,497,362)
 Interest income..............       116,282            5,080          873,634
 Interest expense.............       -               (304,204)      (2,445,697)
                                ------------     ------------    -------------
 Net loss before extraordinary
   gain.......................    (1,576,928)      (1,471,233)     (42,069,425)
 Extraordinary gain on
   extinguishment of debt.....       -                -                605,421
                                ------------     ------------    -------------
Net loss for the period and
  deficit accumulated during
  the development stage.......    (1,576,928)      (1,471,233)     (41,464,004)
   Less preferred stock
     dividends................       -                -             (7,296,844)
                                ------------     ------------    -------------

Net loss applicable to common
stockholders..................  $ (1,576,928)    $ (1,471,233)  $  (48,760,848)
                                ------------     ------------    -------------
                                ------------     ------------    -------------

Net loss per share applicable
to common stockholders
    Primary...................  $      (0.22)    $      (0.75)  $       (21.06)
    Fully diluted.............  $      (0.22)    $      (0.29)  $       (16.48)

Weighted average number of
  common shares outstanding
    Primary...................     7,163,769        1,955,569        2,314,916
    Fully diluted.............     7,163,769        5,081,728        2,959,347





                              See accompanying notes.

                                    GALAGEN INC.
                            (A DEVELOPMENT STAGE COMPANY)

                         STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                PERIOD FROM
                                                             NOVEMBER 17, 1987
                                THREE MONTHS ENDED MARCH 31   (INCEPTION) TO
                                ---------------------------      MARCH 31,
                                   1997            1996            1997
                                ----------------------------------------------
OPERATING ACTIVITIES:
Net loss......................  $  (1,576,928) $  (1,471,233) $  (48,760,848)
Adjustments to reconcile net
  loss to cash (used) in
  operating activities:
 Depreciation and amortization         87,410        279,714       1,795,900
 Preferred stock dividend.....         -             -             7,296,844
 Warrants issued, net.........         -             -               907,064
 Extraordinary gain on
  extinguishment of debt......         -             -              (605,421)
 Equity/debt issued for
   services...................         -             -             2,976,224
 Changes in operating assets
  and liabilities.............       (672,688)        66,746       1,792,101
                                -------------  -------------  --------------
Net cash (used) in operating
  activities..................    ( 2,162,206)    (1,124,773)    (34,598,136)
                                -------------  -------------  --------------

INVESTING ACTIVITIES:
Purchase of property, plant
  and equipment..............        (283,862)        (1,491)     (3,727,745)
Change in available-for-sale
  securities, net.............      1,130,696         -           (6,367,647)
                                -------------  -------------  --------------
Net cash  provided (used) by
  investing activities........        846,834         (1,491)    (10,095,392)
                                -------------  -------------  --------------

FINANCING ACTIVITIES:
Proceeds from sale of stock,
  net of offering costs.......          -            462,819      32,129,285
Proceeds/payment from/on note
  payable.....................          -            500,000      15,118,420
                                -------------  -------------  --------------
Net cash provided by financing
  activities..................          -            962,819      47,247,705
                                -------------  -------------  --------------
Increase (decrease) in cash...     (1,315,372)      (163,445)      2,554,177
Cash and cash equivalents at..
  beginning of period.........      3,869,549        509,339          -
                                -------------  -------------  --------------
Cash and cash equivalents at
  end of period...............  $   2,554,177  $     345,894  $    2,554,177
                                -------------  -------------  --------------
                                -------------  -------------  --------------



SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
Value of warrants issued with
  convertible debt............  $  -          $      33,333   $      110,333
Deferred compensation
  recognized for employee
  options.....................     -                  -            1,657,000
Deferred compensation
  adjustment for canceled
  options.....................     -                  -              261,200
Conversion of convertible
  promissory notes plus related
  accrued interest, net of
  financing costs.............     -                  -            8,864,825

                                     GALAGEN INC.
                            (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.     BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. These financial statements should be read in conjunction with the audited financial statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

2.  CASH AND CASH EQUIVALENTS

         Cash equivalents include short-term highly liquid investments purchased at cost, which approximate market, with original maturities of three months or less.

3.  INVESTMENTS

         Investments in debt securities with a remaining maturity of more than three months at the date of purchase are classified as marketable securities. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as available-for-sale as of March 31, 1997. The book value of the investments approximates their estimated market value. The estimated market value of investments by security type is as follows:

                                            ESTIMATED MARKET VALUE
                                             AS OF MARCH 31, 1997
                                            ----------------------

    U.S. Government agency securities            $   3,554,192
    U.S. Treasury securities                         2,615,767
    Investment grade debt securities                   197,688
                                                 -------------
                                                 $   6,367,647
                                                 -------------
                                                 -------------

    All investments have a contractual maturity of one year or less.


4.  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are recorded at cost. Depreciation and amortization are provided for on the straight line method. At March 31, 1997, construction in progress consisted of leasehold improvements and equipment in connection with the Company's pilot plant manufacturing facility. At March 31, 1997, property, plant and equipment consisted of the following:

    Furniture, fixtures and equipment             $    479,074
    Construction in progress                         1,492,626
                                                 -------------
                                                     1,971,700
    Less accumulated depreciation                     (214,427)
                                                 -------------
                                                $    1,757,273
                                                 -------------
                                                 -------------

                                     GALAGEN INC.
                            (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



5.  NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of shares of common stock outstanding during the periods presented. The fully diluted loss per share assumes the conversion of preferred shares outstanding prior to the Company's initial public offering (the "Offering") to common shares as of the beginning of the period. The loss per share for periods prior to the closing date of the Offering also gives effect to the requirements of Staff Accounting Bulletin No. 83 (SAB 83).

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

    GENERAL. The net loss applicable to common stockholders increased by $105,695, or 7.2%, for the three months ended March 31, 1997, to $1,576,928 from $1,471,233 for the same period in 1996. The increase was due primarily to increased spending on research and development of approximately $422,000 offset by decreased interest expense of approximately $304,000. Historical spending levels are not indicative of future spending levels because the Company is entering a period of rapid growth in product development activity, which is planned to include increases in costs relating to research and development activity, small-scale manufacturing and accelerated clinical trial activity.
For these reasons, the Company believes its expenses and losses will increase before any material product revenues are generated. The immediately preceding statement is a forward-looking statement within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended ("forward-looking statement"). This statement is subject to risks and uncertainties that could cause actual results to differ materially from those projected, including unfavorable results in clinical trials, failure to identify and enroll patients meeting clinical criteria, additional testing required by regulatory authorities, failure to obtain regulatory approvals or development of alternative therapies by competitors. Because actual results may differ, readers are cautioned not to place undue reliance on this forward-looking statement.

    RESEARCH AND DEVELOPMENT EXPENSES. Expenses for research and development increased $422,355, or 60.6%, for the three months ended March 31, 1997 to $1,119,214 from $696,859 for the three months ended March 31, 1996. Approximately $130,000 of the increase was from associated personnel expense; approximately $89,000 of the increase was due to increased expenses associated with the SPORIDIN-G Phase II/III clinical trial; approximately $76,000 was from increased development and clinical expenses for DIFFISTAT-G; and approximately $75,000 was for increased development and clinical expenses for the Company's other products including CANDISTAT-G and PYLORIMUNE-G and increased pilot plant operating costs. The Company expects research and development expenses to increase as the Company's clinical trials activity accelerates. The immediately preceding statement is a forward-looking statement subject to risks and uncertainties, including those discussed in the immediately preceding paragraph, that could cause actual results to differ materially from those projected. Because actual results may differ, readers are cautioned not to place undue reliance on this forward-looking statement.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $98,746, or 20.8%, for the three months ended March 31, 1997 to $573,996 from $475,250 for the first quarter of 1996. Approximately $79,000 of the increase was from increased outside service charges, primarily legal counsel and public relations support.

    INTEREST INCOME. Interest income was $116,282 for the three months ended March 31, 1997 and $5,080 for the same period in 1996. The increase in interest income was due to the investment of funds received by the Company from the Offering.

    INTEREST EXPENSE. Interest expense was zero for the three months ended March 31, 1997 and $304,204 for the same period in 1996. Interest expense for the first quarter of 1996 was due entirely to the valuation of warrants issued both to guarantors of a line of credit for the Company and to purchasers of the Company's Promissory Notes prior to the conversion of the Convertible Promissory Notes into Common Stock upon the closing of the Offering.

LIQUIDITY AND CAPITAL RESOURCES

    The Company was incorporated in March 1992. On July 24, 1992, Procor, the Company's predecessor, was merged with and into the Company (the "Procor-GalaGen Merger"). At the time of the Procor-GalaGen Merger, Procor was a wholly-owned subsidiary of Land O'Lakes, Inc. ("Land O'Lakes"). Since the Company's inception through March 31, 1997, investments in the Company have totaled approximately $50.6 million, including approximately $7.1 million of inter-company obligations payable to Land O'Lakes which were forgiven and recorded as contributed capital at the time of the Procor-GalaGen Merger, $17.9 million from the Offering (after deducting underwriting discounts and offering expenses) and approximately $25.6 million from private placements of equity and convertible debt and from conversion of accrued interest on such debt and the exercise of stock options and warrants. The Company has invested funds received in the Offering and these private placements in investment-grade, interest-bearing obligations.

    Cash used in operating activities increased by $1,037,433, or 92.2%, for the three months ended March 31, 1997 to $2,162,206 from $1,124,773 for the same period in 1996. Cash used in operations for the three month period ended March 31, 1997 went primarily to fund operating losses and for repayment of current liabilities. For the three month period ended March 31, 1996 cash used in operations went primarily to fund operating losses.

    For the three months ended March 31, 1997 the Company redeemed $1,130,696 of its available-for-sale securities and invested $249,797 in equipment and tenant improvements related to the Company's pilot plant manufacturing facility. The Company invested $34,065 for the three months ended March 31, 1997 and $1,491 for the same period in 1996 in lab equipment, computer equipment and software and furniture used primarily to support the Company's operations.

    The Company anticipates that its existing resources and interest thereon will be sufficient to satisfy its anticipated cash requirements through approximately the first quarter of 1998. This statement regarding the Company's anticipated cash requirements is a forward-looking statement subject to risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those projected.
Because actual results may differ, readers are cautioned not to place undue reliance on this forward-looking statement. The Company's working capital and capital requirements will depend upon numerous factors, including the progress of the Company's clinical trials and research and development programs and the timing of and cost of obtaining regulatory approvals. The Company's capital requirements also will depend on the levels of resources devoted to the development of manufacturing and marketing capabilities, technological advances, the status of competitive products and the ability of the Company to establish strategic alliances to provide research and development funding to the Company.

    The Company expects to incur substantial additional research and development and other costs, including costs related to clinical studies, as well as capital expenditures necessary to obtain licensure of the existing GMP pilot plant facility and to establish additional commercial scale GMP manufacturing relationships. The Company will need to raise substantial additional funds for longer term product development, manufacturing and marketing activities it plans to undertake in the future. The Company's ability to continue funding its planned operations beyond the first quarter of 1998 is dependent upon its ability to obtain additional funds through equity or debt financing, strategic alliances, license agreements or from other financing sources. A lack of adequate funding could eventually result in the insolvency or bankruptcy of the Company. At a minimum, if adequate funds are not available, the Company may be required to delay or to eliminate expenditures for certain of its product development efforts or to license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop itself. Because of the Company's significant long-term capital requirements, it may seek to raise funds when conditions are favorable, even if it does not have an immediate need for such additional capital at such time. If the Company has not raised funds prior to such time as the Company's needs for funding become immediate, the Company may be forced to raise funds when conditions are unfavorable which could result in dilution to the Company's current stockholders.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
(a.)  EXHIBITS


       EXHIBIT NO.   DESCRIPTION                               METHOD OF FILING
       -----------  ------------                               ----------------

           3.2      Restated Certificate of Incorporation of   Incorporated By
                    the Company.(3)                            Reference

           3.4      Restated Bylaws of the Company.(1)         Incorporated By
                                                               Reference

           4.1      Specimen Common Stock Certificate.(1)      Incorporated By
                                                               Reference

           4.2      Warrant to purchase 13,541 shares of       Incorporated By
                    Common Stock of the Company issued         Reference
                    to Piper Jaffray Inc., dated
                    January 26, 1993.(1)

           4.3      Warrant to purchase 20,312 shares of       Incorporated By
                    Common Stock of the Company issued to      Reference
                    Gus A. Chafoulias, dated
                    October 12, 1993.(1)

           4.4      Warrant to purchase 20,312 shares of       Incorporated By
                    Common Stock of the Company issued to      Reference
                    John Pappajohn, dated
                    October 12, 1993.(1)

           4.5      Warrant to purchase 9,479 shares of        Incorporated By
                    Common Stock of the Company issued to      Reference
                    Cato Holding Company, dated
                    June 21, 1994.(1)

           4.6      Form of Common Stock Warrant to purchase   Incorporated By
                    shares of Common Stock of the Company,     Reference
                    issued in connection with the sale of
                    Convertible Promissory Notes.(1)

           4.7      Warrant to purchase 17,144 shares of       Incorporated By
                    Series F-1 Convertible Preferred Stock     Reference
                    of the Company issued to Chiron
                    Corporation, dated March 29, 1995.(1)

           4.8      Warrant to purchase 42,856 shares of       Incorporated By
                    Series F-2 Convertible Preferred           Reference
                    Stock of the Company issued to Chiron
                    Corporation, dated March 29, 1995.(1)

           4.9      Warrant to purchase 60,000 shares of       Incorporated By
                    Series F-3 Convertible Preferred           Reference
                    Stock of the Company issued to Chiron
                    Corporation, dated March 29, 1995.(1)

           4.10     Warrant to purchase 80,000 shares of       Incorporated By
                    Series F-3 Convertible Preferred           Reference
                    Stock of the Company issued to Chiron
                    Corporation, dated March 29, 1995.(1)

           4.11     Warrant to purchase 18,250 shares of       Incorporated By
                    Common Stock of the Company issued to      Reference
                    IAI Investment Funds VI, Inc. (IAI
                    Emerging Growth Fund), dated
                    January 30, 1996.(1)

           4.12     Warrant to purchase 6,250 shares of        Incorporated By
                    Common Stock of the Company issued         Reference
                    to IAI Investment Funds IV, Inc.
                    (IAI Regional Fund), dated
                    January 30, 1996.(1)

       EXHIBIT NO.   DESCRIPTION                               METHOD OF FILING
       -----------  ------------                               ----------------

           4.13     Warrant to purchase 25,000 shares of       Incorporated By
                    Common Stock of the Company                Reference
                    issued to John Pappajohn,
                    dated February 2, 1996.(1)

           4.14     Warrant to purchase 25,000 shares of       Incorporated By
                    Common Stock of the Company issued to      Reference
                    Edgewater Private Equity Fund, L.P.,
                    dated February 2, 1996.(1)

           4.15     Warrant to purchase 10,000 shares of       Incorporated By
                    Common Stock of the Company issued to      Reference
                    Joseph Giamenco, dated February 2,
                    1996.(1)

           4.16     Warrant to purchase 25,000 shares of       Incorporated By
                    Common Stock of the Company issued to      Reference
                    Gus A. Chafoulias, dated February 2,
                    1996.(1)

           4.17     Warrant to purchase 25,000 shares of       Incorporated By
                    Common Stock of the Company issued to      Reference
                    JIBS Equities, dated February 2, 1996.(1)

           4.18     Warrant to purchase 25,000 shares of       Incorporated By
                    Common Stock of the Company issued to      Reference
                    Land O'Lakes, Inc., dated February 2,
                    1996.(1)

         #10.1      License Agreement between the Company      Incorporated By
                    and Land O'Lakes dated May 7, 1992.(1)     Reference

         #10.2      Royalty Agreement between the Company      Incorporated By
                    and Land O'Lakes dated May 7, 1992.(1)     Reference

         #10.3      Supply Agreement between the Company       Incorporated By
                    and Land O'Lakes dated May 7, 1992.(1)     Reference

          10.4      Master Services Agreement between the      Incorporated By
                    Company and Land O'Lakes dated             Reference
                    May 7, 1992.(1)

         *10.5      GalaGen Inc. 1992 Stock Plan, as amended.  Electronic
                                                               Transmission

          10.7      Stock and Warrant Purchase Agreement       Incorporated By
                    between the Company and Chiron             Reference
                    Corporation dated March 20, 1995.(1)

         #10.8      License and Collaboration Agreement        Incorporated By
                    between the Company and Chiron             Reference
                    Corporation dated March 20, 1995.(1)

         *10.9      GalaGen Inc. Employee Stock Purchase       Incorporated By
                    Plan, as amended. (2)                      Reference

          10.10     Credit Agreement between the Company and   Incorporated By
                    Norwest Bank Minnesota, N.A., dated as     Reference
                    of January 24, 1996.(1)

          10.11     Commitment Letter between the Company      Incorporated By
                    and Cargill Leasing Corporation, dated     Reference
                    June 5, 1996. (2)

          10.12     Master Equipment Lease between the         Incorporated By
                    Company and Cargill Leasing Corporation,   Reference
                    dated June 6, 1996. (2)

          10.13     Agreement for Progress Payments between    Incorporated By
                    the Company and Cargill Leasing            Reference
                    Corporation, dated June 6, 1996. (2)

       EXHIBIT NO.   DESCRIPTION                               METHOD OF FILING
       -----------  ------------                               ----------------

          10.14     Agreement for Lease between the Company    Incorporated By
                    and Land O'Lakes, dated June 3, 1996.(2)   Reference

         *10.15     Letter agreement with John G. Watson       Incorporated By
                    dated September 14, 1996.(3)               Reference

         +10.16     Agreement with Colorado Animal Research    Incorporated By
                    Enterprises, Inc. dated November 1,        Reference
                    1996.(4)

         *10.17     Letter agreement with Francois Lebel,      Incorporated By
                    M.D., dated December 27, 1996.(4)          Reference

         *10.18     Consulting agreement with Stanley Falkow,  Incorporated By
                    Ph.D., dated January 15, 1997.(4)          Reference

         *10.19     GalaGen Inc. Annual Short Term Incentive   Incorporated By
                    Cash Compensation Plan.(4)                 Reference

         *10.20     GalaGen Inc. Annual Long Term Incentive    Incorporated By
                    Stock Option Compensation Plan. (4)        Reference

          11.1      Statement re: computation of per           Electronic
                    share earnings (loss).                     Transmission

          27        Financial Data Schedule.                   Electronic
                                                               Transmission

    ______________________________________
    (1) Incorporated herein by reference to the same numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-1032).

    (2) Incorporated herein by reference to the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (File No. 0-27976).

    (3) Incorporated herein by reference to the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 (File No. 0-27976).

    (4) Incorporated herein by reference to the same numbered Exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 1996 (File No. 0-27976).

     *   Management contract or compensatory plan or arrangement.

     # Contains portions for which confidential treatment has been granted to the Company.

     + Contains portions for which confidential treatment has been requested by the Company.



(b.) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended  March 31, 1997.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               GalaGen Inc.
                               ------------
                               (Registrant)

Date:  May 12, 1997            By: /s/ Robert A. Hoerr
                                  --------------------
                                  Robert A. Hoerr,
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


Date:  May 12, 1997            By: /s/ Gregg A. Waldon
                                   --------------------
                                   Gregg A. Waldon,
                                   Vice President, Chief Financial Officer,
                                   Secretary and Treasurer
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

  4.3    Warrant to purchase 20,312 shares of common stock of the          Incorporated By
         Company issued to Gus A. Chafoulias, dated October 12, 1993.(1)   Reference

  4.4    Warrant to purchase 20,312 shares of common stock of the          Incorporated By
         Company issued to John Pappajohn, dated October 12, 1993.(1)      Reference

  4.5    Warrant to purchase 9,479 shares of common stock of the Company   Incorporated By
         issued to Cato Holding Company, dated June 21, 1994.(1)           Reference

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

  4.12   Warrant to purchase 6,250 shares of common stock of the Company   Incorporated By
         issued to IAI Investment Funds IV, Inc. (IAI Regional Fund),      Reference
         dated January 30, 1996.(1)

  4.13   Warrant to purchase 25,000 shares of common stock of the          Incorporated By
         Company issued to John Pappajohn, dated February 2, 1996.(1)      Reference


EXHIBIT  DESCRIPTION                                                       METHOD OF FILING
-------  -----------                                                       ----------------
  4.14   Warrant to purchase 25,000 shares of common stock of the          Incorporated By
         Company issued to Edgewater Private Equity Fund, L.P., dated      Reference
         February 2, 1996.(1)

  4.15   Warrant to purchase 10,000 shares of common stock of the          Incorporated By
         Company issued to Joseph Giamenco, dated February 2, 1996.(1)     Reference

  4.16   Warrant to purchase 25,000 shares of common stock of the          Incorporated By
         Company issued to Gus A. Chafoulias, dated February 2, 1996.(1)   Reference

  4.17   Warrant to purchase 25,000 shares of common stock of the          Incorporated By
         Company issued to JIBS Equities, dated February 2, 1996.(1)       Reference

  4.18   Warrant to purchase 25,000 shares of common stock of the          Incorporated By
         Company issued to Land O'Lakes, Inc., dated February 2, 1996.(1)  Reference

#10.1    License Agreement between the Company and Land O'Lakes dated      Incorporated By
         May 7, 1992.(1)                                                   Reference

#10.2    Royalty Agreement between the Company and Land O'Lakes dated      Incorporated By
         May 7, 1992.(1)                                                   Reference

#10.3    Supply Agreement between the Company and Land O'Lakes dated       Incorporated By
         May 7, 1992.(1)                                                   Reference

 10.4    Master Services Agreement between the Company and Land            Incorporated By
         O'Lakes dated May 7, 1992.(1)                                     Reference

*10.5    GalaGen Inc. 1992 Stock Plan, as amended.                         Electronic
                                                                           Transmission

 10.7    Stock and Warrant Purchase Agreement between the Company and      Incorporated By
         Chiron Corporation dated March 20, 1995.(1)                       Reference

#10.8    License and Collaboration Agreement between the Company and       Incorporated By
         Chiron Corporation dated March 20, 1995.(1)                       Reference

*10.9    GalaGen Inc. Employee Stock Purchase Plan, as amended. (2)        Incorporated By
                                                                           Reference

 10.10   Credit Agreement between the Company and Norwest Bank             Incorporated By
         Minnesota, N.A., dated as of January 24, 1996.(1)                 Reference

 10.11   Commitment Letter between the Company and Cargill Leasing         Incorporated By
         Corporation, dated June 5, 1996.(2)                               Reference

 10.12   Master Equipment Lease between the Company and Cargill Leasing    Incorporated By
         Corporation, dated June 6, 1996. (2)                              Reference

 10.13   Agreement for Progress Payments between the Company and           Incorporated By
         Cargill Leasing Corporation, dated June 6, 1996. (2)              Reference

 10.14   Agreement for Lease between the Company and Land O'Lakes,         Incorporated By
         dated June 3, 1996.(2)                                            Reference



EXHIBIT  DESCRIPTION                                                       METHOD OF FILING
-------  -----------                                                       ----------------
*10.15   Letter agreement with John G. Watson dated September 14,          Incorporated By
         1996.(3)                                                          Reference

+10.16   Agreement with Colorado Animal Research Enterprises, Inc. dated   Incorporated By
         November 1, 1996.(4)                                              Reference

*10.17   Letter agreement with Francois Lebel, M.D., dated December 27,    Incorporated By
         1996.(4)                                                          Reference

*10.18   Consulting agreement with Stanley Falkow, Ph.D., dated            Incorporated By
         January 15, 1997.(4)                                              Reference

*10.19   GalaGen Inc. Annual Short Term Incentive Cash Compensation        Incorporated By
         Plan.(4)                                                          Reference

*10.20   GalaGen Inc. Annual Long Term Incentive Stock Option              Incorporated By
         Compensation Plan.(4)                                             Reference

 11.1    Statement re: computation of per share earnings (loss).           Electronic
                                                                           Transmission

 27      Financial Data Schedule.                                          Electronic
                                                                           Transmission

  _____________________________________
  (1) Incorporated herein by reference to the same numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-1032).

  (2) Incorporated herein by reference to the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (File No. 0-27976).

  (3) Incorporated herein by reference to the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 (File No. 0-27976).

  (4) Incorporated herein by reference to the same numbered Exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 1996 (File No. 0-27976).

   *  Management contract or compensatory plan or arrangement.

   # Contains portions for which confidential treatment has been granted to the Company.

   + Contains portions for which confidential treatment has been requested by the Company.