Form 10-Q
period 1997-06-30
GALAGEN INC
filed 1997-08-14
CIK 889872

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 1997.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Transition  Period from  ________________  to ________________.

Commission file number 0-27976.

                                  GalaGen Inc.
             (Exact name of registrant as specified in its charter)

          Delaware                                        41-1719104
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)

4001 Lexington Avenue North
Arden Hills, Minnesota                                      55126
(Address of principal executive offices)                 (Zip Code)

                                 (612) 481-2105
              (Registrant's telephone number, including area code)


              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value--7,187,849 shares as of July 31, 1997.

                                      INDEX

                                  GALAGEN INC.
                          (A Development Stage Company)

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Balance Sheets - June 30, 1997 and December 31, 1996.............   3

          Statements of Operations - Six months ended June 30, 1997
          and June 30, 1996 and for the period
          November 17, 1987 (inception) through June 30, 1997..............   4

          Statements of Cash Flows - Six months ended June 30, 1997
          and June 30, 1996 and for the period
          November 17, 1987 (inception) through June 30, 1997..............   5

          Notes to Financial Statements....................................   6

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations.................   8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........  11

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders ..............  12

Item 6.  Exhibits and Reports on Form 8-K .................................  12

SIGNATURES.................................................................  16

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  GALAGEN INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                              June 30, 1997       December 31, 1996
                                                                              -------------       -----------------
      ASSETS                                                                  (Unaudited)
      Current assets:
       Cash and cash equivalents ......................................      $  1,965,677            $  3,869,549
       Available-for-sale securities ..................................         5,415,655               7,498,343
       Prepaid  expenses ..............................................            60,115                  87,274
                                                                             ------------            ------------
             Total current assets .....................................         7,441,447              11,455,166

      Property, plant and equipment ....................................        1,859,283               1,687,838
       Less accumulated depreciation ...................................         (145,851)               (195,483)
                                                                             ------------            ------------
                                                                                1,713,432               1,492,355

      Deferred financing expenses ......................................             --                    11,944
                                                                             ------------            ------------

      Total assets .....................................................     $  9,154,879            $ 12,959,465
                                                                             ============            ============


LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
      Accounts payable .................................................     $    677,528            $  1,486,928
      Accrued expenses .................................................           67,595                 192,633
                                                                             ------------            ------------

     Total current liabilities .........................................          745,123               1,679,561

     Other long-term liabilities .......................................           45,000                  45,000

     Stockholders' equity:
       Preferred Stock, $.01 par value:
          Authorized shares - 15,000,000
          Issued and outstanding shares - none .........................             --                      --
       Common stock, $.01 par value:
          Authorized shares - 40,000,000
          Issued and  outstanding  shares --7,176,339 at
            June 30, 1997 and 7,163,769 at  December 31, 1996 ..........           71,763                  71,638
      Additional paid-in capital .......................................       58,942,002              58,926,654
      Deficit accumulated during the development stage .................      (50,217,414)            (47,183,920)
      Deferred compensation ............................................         (431,595)               (579,468)
                                                                             ------------            ------------

      Total stockholders' equity .......................................        8,364,756              11,234,904
                                                                             ------------            ------------


     Total liabilities and stockholders' equity ........................     $  9,154,879            $ 12,959,465
                                                                             ============            ============


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

                                  GALAGEN INC.
                          (A Development Stage Company)

                      STATEMENTS OF OPERATIONS (Unaudited)



                                                                                                                      Period from
                                                                                                                   November 17, 1987
                                                         Three months Ended June 30     Six months Ended June 30     (inception) to
                                                        -----------------------------------------------------------      June 30,
                                                            1997           1996            1997           1996              1997
                                                        ----------------------------------------------------------------------------
Revenues:
 Product sales ....................................... $       --      $       --      $       --      $       --       $  1,449,593
 Product royalties ...................................         --              --              --              --            62,747
 Research and development revenues ...................         --              --              --              --           396,350
                                                       ------------    ------------    ------------    ------------    ------------
                                                               --              --              --              --         1,908,690
Operating costs and expenses:
 Cost of goods sold ..................................         --              --              --              --         3,468,711
 Research and development ............................    1,036,352       1,088,862       2,155,566       1,785,721      25,351,102
 General and administrative ..........................      535,099         437,419       1,109,095         912,670      15,157,690
                                                       ------------    ------------    ------------    ------------    ------------
                                                         (1,571,451)     (1,526,281)     (3,264,661)     (2,698,391)    (43,977,503)
                                                       ------------    ------------    ------------    ------------    ------------
Operating loss .......................................   (1,571,451)     (1,526,281)     (3,264,661)     (2,698,391)    (42,068,813)

Interest income ......................................      114,885         202,865         231,167         207,945         988,519
Interest expense .....................................         --          (613,899)           --          (918,102)     (2,445,697)
                                                       ------------    ------------    ------------    ------------    ------------
Net loss before extraordinary gain ...................   (1,456,566)     (1,937,315)     (3,033,494)     (3,408,548)    (43,525,991)
Extraordinary gain on extinguishment of debt .........         --              --              --              --           605,421
                                                       ------------    ------------    ------------    ------------    ------------
Net loss for the period and deficit accumulated during
  the development stage ..............................   (1,456,566)     (1,937,315)     (3,033,494)     (3,408,548)    (42,920,570)
Less preferred stock dividends .......................         --        (7,296,844)           --        (7,296,844)     (7,296,844)
                                                       ------------    ------------    ------------    ------------    ------------

Net loss applicable to common stockholders ........... $ (1,456,566)   $ (9,234,159)   $ (3,033,494)   $(10,705,392)   $(50,217,414)
                                                       ============    ============    ============    ============    ============

Net loss per share applicable to common stockholders
  Primary ............................................ $      (0.20)   $      (1.30)   $      (0.42)   $      (1.75)   $     (22.28)
  Fully diluted ...................................... $      (0.20)   $      (1.30)   $      (0.42)   $      (1.75)   $     (17.43)

Weighted average number of common shares outstanding
  Primary ............................................    7,169,038       7,129,263       7,166,418       6,105,442       2,254,276
  Fully diluted ......................................    7,169,038       7,129,263       7,166,418       6,105,442       2,881,749

                             See accompanying notes.

                                  GALAGEN INC.
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                        Period from
                                                                                      November 17, 1987
                                                           Six months Ended June 30    (inception) to
                                                         ----------------------------      June 30,
                                                             1997            1996           1997
                                                         -------------------------------------------
Operating activities:
Net loss ..............................................   $ (3,033,494)   $(10,705,392)   $(50,217,414)
Adjustments to reconcile net loss to cash (used in)
  operating activities:
 Depreciation and amortization ........................        189,507         213,157       1,897,997
 Preferred stock dividend .............................             --       7,296,844       7,296,844
 Warrants issued, net .................................             --         768,064         907,064
 Extraordinary gain on extinguishment of debt .........             --              --        (605,421)
 Equity/debt issued for services ......................             --              --       2,976,224
 Changes in operating assets and liabilities ..........       (895,064)     (1,457,226)      1,569,725
                                                          ------------    ------------    ------------
Net cash (used in) operating activities ...............     (3,739,051)     (3,884,553)    (36,174,981)
                                                          ------------    ------------    ------------

Investing activities:
Purchase of property, plant and equipment .............       (262,982)       (149,509)     (3,706,865)
Change in available-for-sale securities, net ..........      2,082,688      (6,460,894)     (5,415,655)
                                                          ------------    ------------    ------------
Net cash  provided by (used in) investing activities ..      1,819,796      (6,610,403)     (9,122,520)
                                                          ------------    ------------    ------------

Financing activities:
Proceeds from sale of stock, net of offering costs ....         15,473      19,067,619      32,144,758
Proceeds/payment from/on note payable .................             --          (6,404)     15,118,420
                                                          ------------    ------------    ------------
Net cash provided by financing activities .............         15,473      19,061,215      47,263,178
                                                          ------------    ------------    ------------
Increase (decrease) in cash ...........................     (1,903,872)      8,566,259       1,965,677
Cash and cash equivalents at beginning of period ......      3,869,549         509,339              --
                                                          ------------    ------------    ------------
Cash and cash equivalents at end of period ............   $  1,965,677    $  9,075,598    $  1,965,677
                                                          ============    ============    ============




Schedule of noncash investing and financing activities:
Value of warrants issued with convertible debt ........   $         --    $     33,333    $    110,333
Deferred compensation recognized for employee options .             --             --        1,918,200
Conversion of convertible promissory notes plus related
   Accrued interest, net of financing costs ...........             --       8,864,825       8,864,825


                                  GALAGEN INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)


1.    BASIS OF PRESENTATION

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. These financial statements should be read in conjunction with the audited financial statements and accompanying notes contained in the Annual Report of GalaGen Inc. (the "Company") on Form 10-K for the fiscal year ended December 31, 1996.

2.    CASH AND CASH EQUIVALENTS

          Cash  equivalents   include   short-term  highly  liquid   investments
     purchased at cost, which approximate market, with original maturities of three months or less.

3.    INVESTMENTS

          Investments in debt securities with a remaining maturity of more than three months at the date of purchase are classified as available-for-sale securities. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The book value of the investments approximates their estimated market value. The estimated market value of investments by security type is as follows:

                                                   Estimated Market Value
                                                     as of June 30, 1997
                                                     -------------------

        U.S. Government agency securities               $2,548,984
        U.S. Treasury securities                         2,666,466
        Investment grade debt securities                   200,205
                                                        ----------
                                                        $5,415,655
                                                        ==========

     All investments have a contractual maturity of one year or less.


4.    PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment are recorded at cost. Depreciation and amortization are provided for on the straight line method. At June 30, 1997, construction in progress consisted of leasehold improvements and equipment in connection with the Company's pilot plant manufacturing facility. At June 30, 1997, property, plant and equipment consisted of the following:

      Furniture, fixtures and equipment             $   412,001
      Construction in progress                        1,447,282
                                                    -----------
                                                      1,859,283
      Less accumulated depreciation                    (145,851)
                                                    -----------
                                                    $ 1,713,432
                                                    ===========

                                  GALAGEN INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

5.   LINE-OF-CREDIT

          In June 1997, the Company established a $2,000,000 line-of-credit for fixed assets with Transamerica Business Credit Corporation which extends through June 1998. Terms of the line-of-credit include monthly payments over four years equal to 2.5782% of each advance with a final balloon payment of 12.5% at the end of the four year period. The line-of-credit is secured by the Company's fixed assets. TransAmerica received a warrant for 40,000 shares of common stock granted at the fair market value on the date of grant. The Company drew approximately $1,319,000 of the line-of-credit in July 1997.


6.    NET LOSS PER SHARE

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

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     The information presented in this Item contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to risks and uncertainties, including those discussed under "Risk Factors" below, that could cause actual results to differ materially from those projected. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements. Certain forward-looking statements are indicated below by an asterisk.

Recent Developments

     In August 1997, the Company announced it is increasing its development efforts on Diffistat-G, its pharmaceutical product for the treatment of antibiotic-associated diarrhea, and development efforts on its nutritional products. At the same time, the Company announced that it was placing its Sporidin-G clinical trial on hold due to continuing decline in the patient population for the product's initial indication, AIDS-related Cryptosporidium parvum infection, brought about by the effectiveness and increased use of new AIDS therapies, including protease inhibitors and earlier administration of combination therapy. The Company believes that its expenses and losses for the three months ended September 30, 1997 will increase due to the costs associated with placing the Sporidin-G clinical trial on hold. Thereafter, the Company expects that expenses and losses for the three month periods ended December 31, 1997, March 31, 1998 and June 30, 1998 are expected to decrease to levels experienced for the three month period ended June 30, 1997, as increased expenses associated with the development efforts of Diffistat-G and certain nutritional products offset the reduction of Sporidin-G expenses.* The Company believes that significant expenses and losses will be incurred before any material product revenues are generated.*


Results of Operations

Three Months Ended June 30, 1997 and 1996

     General. The net loss before preferred stock dividends decreased $480,749, or 24.8%, for the three months ended June 30, 1997 to $1,456,566 from $1,937,315 for the same period in 1996. The decrease was due primarily to decreased interest expense offset by increased general and administrative expense and decreased interest income.

     Research And Development Expenses. Expenses for research and development decreased $52,510, or 4.8%, to $1,036,352 for the three months ended June 30, 1997 from $1,088,862 for the three months ended June 30, 1996. The decrease was due primarily to decreased clinical trial expenses associated with Sporidin-G of approximately $312,000 offset by increased clinical trial expenses associated with Diffistat-G of approximately $147,000 and increased expenses of approximately $113,000 relating to the Company's other research and development activities. As discussed above, the Company expects the research and development expenses to increase for the three months ended September 30, 1997 due to the expenses associated with placing the Sporidin-G clinical trial on hold, and thereafter the expenses for the three month periods ended December 31, 1997, March 31, 1998 and June 30, 1998 are expected to decrease to levels experienced for the three month period ended June 30, 1997.

     General And Administrative Expenses. General and administrative expenses increased $97,680, or 22.3%, to $535,099 for the three months ended June 30, 1997 from $437,419 for the same period in 1996. Approximately $70,000 of the increase was due to increased outside service charges. As discussed above, the Company expects the general and administrative expenses to increase for the three months ended September 30, 1997 due to the expenses associated with placing the Sporidin-G clinical trial on hold , and thereafter the expenses for the three month periods ended December 31, 1997, March 31, 1998 and June 30, 1998 are expected to decrease to levels experienced for the three month period ended June 30, 1997.

     Interest Income. Interest income decreased to $114,885 for the three months ended June 30, 1997 from $202,865 for the three months ended June 30, 1996. This $87,890 decrease, or 43.4%, is attributable to the Company's decreased level of investable funds.

     Interest Expense. Interest expense was zero for the three months ended June 30, 1997 and $613,899 for the three months ended June 30, 1996. The interest expense in 1996 was due to the valuation of warrants issued both to guarantors of a line of credit for the Company and to purchasers of the Company's Convertible Promissory Notes.

     Preferred Stock Dividends. The preferred stock dividend expense of $7,296,844 for the three months ended June 30, 1996 represents the value of the additional shares issued during the period to holders of the Series D, Series E and Series F-1 Preferred Stock upon conversion to Common Stock.

     Six Months Ended June 30, 1997 and June 30, 1996

     General. The net loss before preferred stock dividends decreased $375,054, or 11%, to $3,033,494 for the six months ended June 30, 1997 from $3,408,548 for the six months ended June 30, 1996. The decrease was primarily due to decreased interest expense offset by increased research and development expense and increased general and administrative expense.

     Research And Development Expenses. Expenses for research and development increased $369,845, or 20.7%. to $2,155,566 for the six months ended June 30,1997 from $1,785,721 for the six months ended June 30, 1996. Approximately $153,000 was due to increased clinical trial expenses associated with
Diffistat-G, approximately $151,000 was due to increased personnel and associated expenses, approximately $150,000 was attributable to an increase in other research and development activities including expenditures associated with nutritional products and an increase of approximately $86,000 was from increased pilot plant operating expenses. These increases were offset by decreased expenses of $182,000 related to Sporidin-G clinical trial activity.

     General And Administrative Expenses. General and administrative expenses increased $196,425, or 21.5%, to $1,109,095 for the six months ended June 30, 1997 from $912,670 for the six months ended June 30, 1996. The increase was due to increased personnel related expenses of approximately $101,000 and increased outside service expenses of approximately $95,000.

     Interest Income. Interest income increased to $231,167 for the six months ended June 30, 1997 from $207,945 for the six months ended June 30, 1996. This $23,222 increase, or 11.2%, is attributable to increased interest income from the investment of funds received by the Company from the Offering offset by decreased interest income due to the decreased level of investable funds.

       Interest Expense. Interest expense was zero for the six months ended June 30, 1997 and $918,102 for the six months ended June 30, 1996. The interest expense in 1996 was due to interest associated with the Company's Convertible Promissory Notes and to the value of warrants issued both to guarantors of a line of credit for the Company and to purchasers of the Company's Convertible Promissory Notes.

     Preferred Stock Dividends. The preferred stock dividend expense of $7,296,844 for the six months ended June 30, 1996 represents the value of the additional shares issued during such period to holders of the Series D, Series E and Series F-1 Preferred Stock upon conversion to Common Stock.


     Liquidity and Capital Resources

     The Company was incorporated in March 1992. On July 24, 1992, Procor, the Company's predecessor, was merged with and into the Company (the "Procor-GalaGen Merger"). At the time of the Procor-GalaGen Merger, Procor was a wholly-owned subsidiary of Land O'Lakes, Inc. ("Land O'Lakes"). Since the Company's inception through June 30, 1997, investments in the Company have totaled approximately $50.6 million, including approximately $7.1 million of inter-company obligations payable to Land O'Lakes which were forgiven and recorded as contributed capital at the time of the Procor-GalaGen Merger, $17.9 million from the Offering (after deducting underwriting discounts and offering expenses) and approximately $25.6 million from private placements of equity and convertible debt and from conversion of accrued interest on such debt and the exercise of stock options and warrants. The Company has invested funds received in the Offering and these private placements in investment-grade, interest-bearing obligations.

     In June 1997, the Company established a $2,000,000 line-of-credit for fixed assets with Transamerica Business Credit Corporation which extends through June 1998. Terms of the line-of-credit include monthly payments over four years equal to 2.5782% of each advance with a final balloon payment of 12.5% at the end of four years. The line-of-credit is secured by the Company's fixed assets. The Company currently has approximately $1,700,000 of fixed assets in which it can receive advances against, and drew approximately $1,319,000 of the line-of-credit in July 1997.

     In August 1997, the Company announced it is increasing its development efforts on Diffistat-G, its pharmaceutical product for the treatment of antibiotic-associated diarrhea, and development efforts on its nutritional products. At the same time, the Company announced that it was placing its Sporidin-G clinical trial on hold due to continuing decline in the patient population for the product's initial indication, AIDS-related Cryptosporidium parvum infection, brought about by the effectiveness and increased use of new AIDS therapies, including protease inhibitors and earlier administration of combination therapy. The Company believes that its expenses and losses for the three months ended September 30, 1997 will increase due to the costs associated with placing the Sporidin-G clinical trial on hold. Thereafter, the Company expects that expenses and losses for the three month periods ended December 31, 1997, March 31, 1998 and June 30, 1998 are expected to decrease to levels experienced for the three month period ended June 30, 1997, as increased expenses associated with the development efforts of Diffistat-G and certain nutritional products offset the reduction of Sporidin-G expenses.* The Company believes that significant expenses and losses will be incurred before any material product revenues are generated.*

     Cash used in operating activities decreased by $53,966, or 1.4%, for the six months ended June 30, 1997 to $3,830,587 from $3,884,553 for the same period in 1996. Cash used in operations for the six month periods ended June 30, 1997 and 1996 went primarily to fund operating losses and for repayment of current liabilities.

     For the six months ended June 30, 1997 the Company redeemed $2,082,688 of its available-for-sale securities. The Company invested $204,456 in equipment and tenant improvements related to the Company's pilot plant manufacturing facility for the six months ended June 30, 1997 and $129,064 for the same period in 1996. The Company invested $58,526 for the six months ended June 30, 1997 and $20,445 for the same period in 1996 in lab equipment, computer equipment and software and furniture used primarily to support the Company's operations.

     The Company anticipates that its existing resources and interest thereon will be sufficient to satisfy its anticipated cash requirements through approximately the third quarter of 1998.*

     The Company expects to incur significant additional research and development and other costs, including costs related to clinical studies, as well as capital expenditures necessary to obtain licensure of the existing GMP pilot plant facility and to establish additional commercial scale GMP manufacturing relationships, before any material revenues are generated. The Company will need to raise substantial additional funds for longer term product development, manufacturing and marketing activities it plans to undertake in the future. The Company's ability to continue funding its planned operations beyond the third quarter of 1998 is dependent upon its ability to obtain additional funds through equity or debt financing, strategic alliances, license agreements or from other financing sources. A lack of adequate funding could eventually result in the insolvency or bankruptcy of the Company. At a minimum, if adequate funds are not available, the Company may be required to delay or to eliminate expenditures for certain of its product development efforts or to license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop itself. Because of the Company's significant long-term capital requirements, it may seek to raise funds when conditions are favorable, even if it does not have an immediate need for such additional capital at such time. If the Company has not raised funds prior to such time as the Company's needs for funding become immediate, the Company may be forced to raise funds when conditions are unfavorable which could result in dilution to the Company's current stockholders.

     Risk Factors

     Certain statements made above, including those indicated by an asterisk (some of which are summarized below), are forward-looking statements that involve risks and uncertainties, and actual results may differ. Factors that could cause actual results to differ include those identified below.

     Expectation that expenses and losses will increase for the three months ending September 30, 1997 and thereafter decrease for the three month periods ending December 31, 1997, March 31, 1997 and June 30, 1998 to levels experienced during the three months ended June 30, 1997. The Company's products in development will require additional research and development and extensive clinical testing and regulatory approval prior to any commercial sales. The amount and timing of expenses associated with product development may be affected by any changes to trial protocols required by the U.S. Food and Drug Administration ("FDA"), the rate at which patients meeting trial criteria can be found and enrolled, the impact of any new, competitive therapies on the target patient population and any other problems encountered in clinical trials, some of which could cause the Company or the FDA to suspend clinical trials. The Company or the FDA may suspend clinical trials at any time if the subjects or patients participating in such trials are thought to be exposed to unacceptable health risks. Factors that could effect anticipated expenses associated with placing the Sporidin-G trial on hold include closing certain trial sites, closing a laboratory testing site and certain clinical analysis that may be performed.

     Anticipated increase in development efforts on nutritional products and associated expenses. The Company has, under a license agreement with Land O'Lakes, agreed not to compete for 15 years in the area of nutritional products based on polyclonal antibody technology except in the area of infant formula. Accordingly, the development of nutritional products would require the consent of Land O'Lakes. In March 1997, Land O'Lakes granted rights to the Company for the commercialization of nutritional kefir-based products. In May 1997, the Company signed an agreement with Lifeway Foods, Inc. to commercialize kefir-based products. No assurance can be given that such consent would be given by Land O'Lakes in a particular case. The Company may curtail proposed development efforts in nutritional foods if appropriate consents are not obtained.

     Ability of the Company to satisfy its anticipated cash requirements through approximately the third quarter of 1998. The Company's working capital and capital requirements will depend upon numerous factors, including the progress of the Company's clinical trials and research and development programs and the timing and cost of obtaining regulatory approvals. The Company's capital requirements also will depend on the levels of resources devoted to the development of manufacturing and marketing capabilities, technological advances, the status of competitive products and the ability of the Company to establish strategic alliances to provide research and development funding to the Company.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     At the Company's 1997 Annual Meeting of Stockholders held on May 14, 1997, the stockholders approved the following:

(a) the election of directors to serve until their successors are duly elected. Each nominated director was elected as follows:

Director-Nominee                              Votes For         Votes Withheld
----------------                              ---------         --------------
R. David Spreng                               5,544,349                 17,540
Arthur D. Collins, Jr.                        5,545,149                 16,740
Stanley Falkow, Ph.D.                         5,551,149                 10,740
Robert A. Hoerr, M.D., Ph.D.                  5,544,949                 16,940
Ronald O. Ostby                               5,544,349                 17,540
Winston R. Wallin                             5,550,749                 11,140

(b) a proposal to adopt the GalaGen Inc. 1997 Incentive Plan. The proposal received 4,520,859 votes for, and 271,434 votes against, adoption. There were 8,135 abstentions and 761,461 broker non-votes.

(c)  a proposal to amend the GalaGen Inc.  Employee  Stock  Purchase  Plan.  The
     proposal   received   4,542,339  votes  for,  and  268,354  votes  against,
     amendment. There were 8,135 abstentions and 743,061 broker non-votes.

(d) a proposal to ratify the appointment of Ernst & Young LLP to serve as independent public accountants of the Company for the year ending December 31, 1997. The proposal received 5,056,088 votes for, and 451,526 votes against, ratification. There were 54,275 abstentions and 0 broker non-votes.

Item 6.      Exhibits and Reports on Form 8-K.
(a.)  Exhibits

Exhibit No.   Description                                                  Method of Filing
-----------   -----------                                                  ----------------
     3.2      Restated Certificate of Incorporation of the Company.(3)     Incorporated By
                                                                           Reference

     3.4      Restated Bylaws of the Company.(1)                           Incorporated By
                                                                           Reference

     4.1      Specimen Common Stock Certificate.(1)                        Incorporated By
                                                                           Reference

     4.2      Warrant to purchase  13,541  shares of Common  Stock of      Incorporated  By
              the   Company   issued  to  Piper  Jaffray  Inc., dated      Reference
              January 26, 1993.(1)

     4.3      Warrant to  purchase  20,312 shares of Common  Stock of      Incorporated By
              the Company issued to Gus A. Chafoulias, dated  October      Reference
              12, 1993.(1)

     4.4      Warrant to purchase  20,312  shares of Common  Stock of      Incorporated By
              the Company issued to John Pappajohn, dated October 12,      Reference
              1993.(1)

     4.5      Warrant to purchase 9,479 shares of Common Stock of the      Incorporated By
              Company  issued to Cato Holding Company, dated June 21,      Reference
              1994.(1)

     4.6      Form of Common  Stock  Warrant  to  purchase  shares of      Incorporated By
              Common Stock of the Company, issued in connection  with      Reference
              the sale of Convertible  Reference Promissory Notes.(1)

     4.7      Warrant  to  purchase   17,144  shares  of  Series  F-1      Incorporated  By
              Convertible Preferred  Stock  of the  Company issued to      Reference
              Chiron  Corporation,  dated  March 29, 1995.(1)


     4.8      Warrant  to  purchase   42,856  shares  of  Series  F-2      Incorporated By
              Convertible Preferred  Stock  of the  Company issued to      Reference
              Chiron  Corporation, dated Reference March 29, 1995.(1)


     4.9      Warrant  to  purchase   60,000  shares  of  Series  F-3      Incorporated By
              Convertible  Preferred  Stock  of the Company issued to      Reference
              Chiron  Corporation,  dated  March 29, 1995.(1)

    4.10      Warrant  to  purchase   80,000  shares  of  Series  F-3      Incorporated  By
              Convertible Preferred  Stock  of the  Company issued to      Reference
              Chiron  Corporation,  dated  March 29, 1995.(1)

    4.11      Warrant to purchase  18,250  shares of Common  Stock of      Incorporated By
              the Company issued to IAI Investment Funds VI, Inc.(IAI      Reference
              Emerging  Growth Fund), dated January 30, 1996.(1)

    4.12      Warrant to purchase 6,250 shares of Common Stock of the      Incorporated By
              Company  issued  to IAI  Investment Funds IV, Inc. (IAI      Reference
              Regional Fund),  dated January  30, 1996.(1)

    4.13      Warrant to purchase  25,000  shares of Common  Stock of      Incorporated  By
              the Company issued to John Pappajohn, dated February 2,      Reference
              1996.(1)

Exhibit No.   Description                                                  Method of Filing
-----------   -----------                                                  ----------------
    4.14      Warrant to purchase  25,000  shares of Common  Stock of      Incorporated By
              the  Company  issued to  Edgewater Private Equity Fund,      Reference
              L.P., dated February 2, 1996.(1)

    4.15      Warrant to purchase  10,000  shares of Common  Stock of      Incorporated By
              the Company issued to Joseph Giamenco, dated February        Reference
              2, 1996.(1)

    4.16      Warrant to  purchase 25,000  shares of Common  Stock of      Incorporated By
              the Company issued to Gus A. Chafoulias, dated February      Reference
              2, 1996.(1)

    4.17      Warrant to purchase  25,000  shares of Common  Stock of      Incorporated By
              the Company issued to JIBS  Equities, dated February 2,      Reference
               1996.(1)

    4.18      Warrant to purchase  25,000  shares of Common  Stock of      Incorporated By
              the  Company   issued  to  Land  O'Lakes,  Inc.,  dated      Reference
              February  2, 1996.(1)

    #10.1     License  Agreement between the Company and Land O'Lakes      Incorporated By
              dated May 7, 1992.(1)                                        Reference

    #10.2     Royalty  Agreement between the Company and Land O'Lakes      Incorporated By
              dated May 7, 1992.(1)                                        Reference

    #10.3     Supply  Agreement  between the Company and Land O'Lakes      Incorporated By
              dated May 7, 1992.(1)                                        Reference

    10.4      Master  Services  Agreement  between the  Company  and       Incorporated By
              Land  O'Lakes dated May 7, 1992.(1)                          Reference

    *10.5     GalaGen Inc. 1992 Stock Plan, as amended. (5)                Incorporated By
                                                                           Reference

    10.7      Stock  and   Warrant  Purchase  Agreement  between  the      Incorporated By
              Company and Chiron Corporation dated March 20, 1995.(1)      Reference

    #10.8     License and Collaboration Agreement between the Company      Incorporated By
              and Chiron Corporation dated March 20, 1995.(1)              Reference

    *10.9     GalaGen Inc. Employee Stock Purchase Plan, as amended. (2)   Incorporated By
                                                                           Reference

    10.10     Credit  Agreement  between the Company and Norwest Bank      Incorporated By
              Minnesota,  N.A., dated as of January  24, 1996.(1)          Reference

    10.11     Commitment  Letter  between  the  Company  and  Cargill      Incorporated By
              Leasing Corporation, dated June 5, 1996. (2)                 Reference

    10.12     Master Equipment Lease  between the Company and Cargill      Incorporated By
              Leasing Corporation, dated June 6, 1996. (2)                 Reference

    10.13     Agreement  for  Progress  Payments  between the Company      Incorporated By
              and Cargill Leasing Corporation, dated June 6, 1996. (2)     Reference

    10.14     Agreement  for  Lease  between  the  Company  and  Land      Incorporated By
              O'Lakes,  dated June 3, 1996. (2)                            Reference

   *10.15     Letter  agreement  with John  G. Watson dated September      Incorporated By
              14, 1996. (3)                                                Reference

Exhibit No.   Description                                                  Method of Filing
-----------   -----------                                                  ----------------
   *10.16     Agreement with Colorado  Animal  Research  Enterprises,      Incorporated By
              Inc. dated November 1, 1996. (4)                             Reference

   *10.17     Letter  agreement  with Francois  Lebel,  M.D.,  dated       Incorporated By
              December 27, 1996. (4)                                       Reference

   *10.18     Consulting agreement with Stanley Falkow,  Ph.D., dated      Incorporated By
              January 15, 1997. (4)                                        Reference

   *10.19     GalaGen   Inc.   Annual   Short   Term  Incentive  Cash      Incorporated By
              Compensation Plan. (4)                                       Reference

   *10.20     GalaGen Inc.  Annual Long  Term Incentive  Stock Option      Incorporated By
              Compensation Plan. (4)                                       Reference

   *10.21     GalaGen Inc. 1997 Incentive Plan (6)                         Incorporated By
                                                                           Reference

    10.22     Master Loan and Security  Agreement  with  TransAmerica      Electronic
              Business Credit Corporation dated June 18, 1997.             Transmission


    11.1      Statement re: computation of per share earnings (loss).      Electronic
                                                                           Transmission

     27       Financial Data Schedule.                                     Electronic
                                                                           Transmission

     99       Press release  regarding  Diffistat-G and  Sporidin-G,       Electronic
              dated August 14, 1997.                                       Transmission

----------

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

(5) Incorporated herein by reference to the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 (File No. 0-27976).

(6) Incorporated herein by reference to appendix A to the Company's 1997 Definitive Proxy Statement on Schedule 14A (File No. 0-27976).

*    Management contract or compensatory plan or arrangement.

# Contains portions for which confidential treatment has been granted to the Company.

(b.) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               GalaGen Inc.
                               (Registrant)

Date:  August 14, 1997         By:  /s/ Robert A. Hoerr
                                    -------------------
                                    Robert A. Hoerr,
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date:  August 14, 1997         By:  /s/ Gregg A. Waldon
                                    -------------------
                                    Gregg A. Waldon,
                                    Vice President, Chief Financial Officer,
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)

                                  Exhibit Index


Exhibit No.   Description                                                  Method of Filing
-----------   -----------                                                  ----------------
     3.2      Restated Certificate of Incorporation of the Company.(3)     Incorporated By
                                                                           Reference

     3.4      Restated Bylaws of the Company.(1)                           Incorporated By
                                                                           Reference

     4.1      Specimen Common Stock Certificate.(1)                        Incorporated By
                                                                           Reference

     4.2      Warrant to purchase  13,541  shares of Common  Stock of      Incorporated  By
              the   Company   issued  to  Piper  Jaffray  Inc., dated      Reference
              January 26, 1993.(1)

     4.3      Warrant to  purchase  20,312 shares of Common  Stock of      Incorporated By
              the Company issued to Gus A. Chafoulias, dated  October      Reference
              12, 1993.(1)

     4.4      Warrant to purchase  20,312  shares of Common  Stock of      Incorporated By
              the Company issued to John Pappajohn, dated October 12,      Reference
              1993.(1)

     4.5      Warrant to purchase 9,479 shares of Common Stock of the      Incorporated By
              Company  issued to Cato Holding Company, dated June 21,      Reference
              1994.(1)

     4.6      Form of Common  Stock  Warrant  to  purchase  shares of      Incorporated By
              Common Stock of the Company, issued in connection  with      Reference
              the sale of Convertible  Reference Promissory Notes.(1)

     4.7      Warrant  to  purchase   17,144  shares  of  Series  F-1      Incorporated  By
              Convertible Preferred  Stock  of the  Company issued to      Reference
              Chiron  Corporation,  dated  March 29, 1995.(1)


     4.8      Warrant  to  purchase   42,856  shares  of  Series  F-2      Incorporated By
              Convertible Preferred  Stock  of the  Company issued to      Reference
              Chiron  Corporation, dated Reference March 29, 1995.(1)


     4.9      Warrant  to  purchase   60,000  shares  of  Series  F-3      Incorporated By
              Convertible  Preferred  Stock  of the Company issued to      Reference
              Chiron  Corporation,  dated  March 29, 1995.(1)

    4.10      Warrant  to  purchase   80,000  shares  of  Series  F-3      Incorporated  By
              Convertible Preferred  Stock  of the  Company issued to      Reference
              Chiron  Corporation,  dated  March 29, 1995.(1)

    4.11      Warrant to purchase  18,250  shares of Common  Stock of      Incorporated By
              the Company issued to IAI Investment Funds VI, Inc.(IAI      Reference
              Emerging  Growth Fund), dated January 30, 1996.(1)

    4.12      Warrant to purchase 6,250 shares of Common Stock of the      Incorporated By
              Company  issued  to IAI  Investment Funds IV, Inc. (IAI      Reference
              Regional Fund),  dated January  30, 1996.(1)

    4.13      Warrant to purchase  25,000  shares of Common  Stock of      Incorporated  By
              the Company issued to John Pappajohn, dated February 2,      Reference
              1996.(1)

Exhibit No.   Description                                                  Method of Filing
-----------   -----------                                                  ----------------
    4.14      Warrant to purchase  25,000  shares of Common  Stock of      Incorporated By
              the  Company  issued to  Edgewater Private Equity Fund,      Reference
              L.P., dated February 2, 1996.(1)

    4.15      Warrant to purchase  10,000  shares of Common  Stock of      Incorporated By
              the Company issued to Joseph Giamenco, dated February        Reference
              2, 1996.(1)

    4.16      Warrant to  purchase 25,000  shares of Common  Stock of      Incorporated By
              the Company issued to Gus A. Chafoulias, dated February      Reference
              2, 1996.(1)

    4.17      Warrant to purchase  25,000  shares of Common  Stock of      Incorporated By
              the Company issued to JIBS  Equities, dated February 2,      Reference
               1996.(1)

    4.18      Warrant to purchase  25,000  shares of Common  Stock of      Incorporated By
              the  Company   issued  to  Land  O'Lakes,  Inc.,  dated      Reference
              February  2, 1996.(1)

    #10.1     License  Agreement between the Company and Land O'Lakes      Incorporated By
              dated May 7, 1992.(1)                                        Reference

    #10.2     Royalty  Agreement between the Company and Land O'Lakes      Incorporated By
              dated May 7, 1992.(1)                                        Reference

    #10.3     Supply  Agreement  between the Company and Land O'Lakes      Incorporated By
              dated May 7, 1992.(1)                                        Reference

    10.4      Master  Services  Agreement  between the  Company  and       Incorporated By
              Land  O'Lakes dated May 7, 1992.(1)                          Reference

    *10.5     GalaGen Inc. 1992 Stock Plan, as amended. (5)                Incorporated By
                                                                           Reference

    10.7      Stock  and   Warrant  Purchase  Agreement  between  the      Incorporated By
              Company and Chiron Corporation dated March 20, 1995.(1)      Reference

    #10.8     License and Collaboration Agreement between the Company      Incorporated By
              and Chiron Corporation dated March 20, 1995.(1)              Reference

    *10.9     GalaGen Inc. Employee Stock Purchase Plan, as amended. (2)   Incorporated By
                                                                           Reference

    10.10     Credit  Agreement  between the Company and Norwest Bank      Incorporated By
              Minnesota,  N.A., dated as of January  24, 1996.(1)          Reference

    10.11     Commitment  Letter  between  the  Company  and  Cargill      Incorporated By
              Leasing Corporation, dated June 5, 1996. (2)                 Reference

    10.12     Master Equipment Lease  between the Company and Cargill      Incorporated By
              Leasing Corporation, dated June 6, 1996. (2)                 Reference

    10.13     Agreement  for  Progress  Payments  between the Company      Incorporated By
              and Cargill Leasing Corporation, dated June 6, 1996. (2)     Reference

    10.14     Agreement  for  Lease  between  the  Company  and  Land      Incorporated By
              O'Lakes,  dated June 3, 1996. (2)                            Reference

   *10.15     Letter  agreement  with John  G. Watson dated September      Incorporated By
              14, 1996. (3)                                                Reference

Exhibit No.   Description                                                  Method of Filing
-----------   -----------                                                  ----------------
   *10.16     Agreement with Colorado  Animal  Research  Enterprises,      Incorporated By
              Inc. dated November 1, 1996. (4)                             Reference

   *10.17     Letter  agreement  with Francois  Lebel,  M.D.,  dated       Incorporated By
              December 27, 1996. (4)                                       Reference

   *10.18     Consulting agreement with Stanley Falkow,  Ph.D., dated      Incorporated By
              January 15, 1997. (4)                                        Reference

   *10.19     GalaGen   Inc.   Annual   Short   Term  Incentive  Cash      Incorporated By
              Compensation Plan. (4)                                       Reference

   *10.20     GalaGen Inc.  Annual Long  Term Incentive  Stock Option      Incorporated By
              Compensation Plan. (4)                                       Reference

   *10.21     GalaGen Inc. 1997 Incentive Plan (6)                         Incorporated By
                                                                           Reference

    10.22     Master Loan and Security  Agreement  with  TransAmerica      Electronic
              Business Credit Corporation dated June 18, 1997.             Transmission


    11.1      Statement re: computation of per share earnings (loss).      Electronic
                                                                           Transmission

     27       Financial Data Schedule.                                     Electronic
                                                                           Transmission

     99       Press release  regarding  Diffistat-G and  Sporidin-G,       Electronic
              dated August 14, 1997.                                       Transmission

----------

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

(5) Incorporated herein by reference to the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 (File No. 0-27976).

(6) Incorporated herein by reference to appendix A to the Company's 1997 Definitive Proxy Statement on Schedule 14A (File No. 0-27976).

*    Management contract or compensatory plan or arrangement.

# Contains portions for which confidential treatment has been granted to the Company.