Form 10-Q
period 1997-09-30
GALAGEN INC
filed 1997-11-13
CIK 889872

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                 FORM 10-Q

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Quarterly Period Ended SEPTEMBER 30, 1997.

                                    or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Transition Period from ______________ to _________________.

Commission file number 0-27976.

                               GalaGen Inc.
----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

       Delaware                                         41-1719104
-----------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

4001 Lexington Avenue North
Arden Hills, Minnesota                                     55126
-----------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                             (612) 481-2105
-----------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

-----------------------------------------------------------------------------
           (Former name, former address and former fiscal year, if
                       changed since last  report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
   such filing requirements for the past 90 days. Yes X   No
                                                  ---     ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value-7,229,965 shares as of October 31, 1997.

                                    INDEX

                                 GALAGEN INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                                                      PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Balance Sheets - September 30, 1997 and December 31, 1996......  3

        Statements of Operations - Three and Nine months ended
        September 30, 1997 and September 30, 1996 and for the period
        November 17, 1987 (inception) through September 30, 1997.......  4

        Statements of Cash Flows - Nine months ended
        September 30, 1997 and September 30, 1996 and for the period
        November 17, 1987 (inception) through September 30, 1997. .....  5

        Notes to Financial Statements .................................  6

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of Operations ..............  8

Item 3. Quantitative and Qualitative Disclosures About Market Risk .... 11


PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders ........... 12

Item 6. Exhibits and Reports on Form 8-K .............................. 12

SIGNATURES ............................................................ 16

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  GALAGEN INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                                 SEPTEMBER 30, 1997   DECEMBER 31, 1996
                                                                                 ------------------   -----------------
ASSETS                                                                               (UNAUDITED)

Current assets:
   Cash and cash equivalents..................................................... $ 2,120,077        $ 3,869,549
   Available-for-sale securities.................................................   5,084,453          7,498,343
   Prepaid expenses..............................................................      50,100             87,274
                                                                                  ------------        ----------
Total current assets.............................................................   7,254,630         11,455,166

Property, plant and equipment....................................................   1,869,693          1,687,838
   Less accumulated depreciation.................................................    (254,827)          (195,483)
                                                                                  ------------       -----------
                                                                                    1,614,866          1,492,355

Deferred financing expenses......................................................      73,875             11,944
                                                                                  ------------       -----------
Total assets..................................................................... $ 8,943,371        $12,959,465
                                                                                  ------------       -----------
                                                                                  ------------       -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.............................................................. $   352,426        $ 1,486,928
   Accrued expenses..............................................................      69,618            192,633
   Current portion of line-of-credit.............................................     237,630                  -
                                                                                  ------------       -----------
Total current liabilities........................................................     659,674          1,679,561

Long-term portion of line-of-credit..............................................     976,995                  -
Other long-term liabilities......................................................      45,000             45,000

Stockholders' equity:
   Preferred Stock, $.01 par value:
      Authorized shares - 15,000,000
      Issued and outstanding shares - none ......................................           -                  -
   Common stock, $.01 par value:
      Authorized shares - 40,000,000
      Issued and outstanding shares - 7,189,342 at September 30, 1997 and
         7,163,769 at December 31, 1996..........................................      71,893             71,638
   Additional paid-in capital....................................................  59,053,294         58,926,654
   Deficit accumulated during the development stage.............................. (51,500,357)       (47,183,920)
   Deferred compensation.........................................................    (363,128)          (579,468)
                                                                                   -----------       ------------
   Total stockholders' equity ...................................................   7,261,702         11,234,904
                                                                                   -----------       ------------

   Total liabilities and stockholders' equity.................................... $ 8,943,371        $12,959,465
                                                                                   -----------       ------------
                                                                                   -----------       ------------
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

                                   GALAGEN INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                     PERIOD FROM
                                                                                                  NOVEMBER 17, 1987
                                          THREE MONTHS ENDED            NINE MONTHS ENDED           (INCEPTION) TO
                                              SEPTEMBER 30                 SEPTEMBER 30              SEPTEMBER 30,
                                      -----------------------------------------------------------------------------
                                           1997            1996          1997           1996               1997
                                      -----------------------------------------------------------------------------
Revenues:
  Product sales......................  $         -    $          -   $         -   $           -     $  1,449,593
  Product royalties..................            -               -             -               -           62,747
  Research and development revenues..            -               -             -               -          396,350
                                       -----------    ------------   -----------   -------------     ------------
                                                 -               -             -               -        1,908,690

Operating costs and expenses:
  Cost of goods sold.................            -               -             -               -        3,468,711
  Research and development...........      902,283       1,659,079     3,057,849       3,444,800       26,253,385
  General and administrative.........      436,673         493,226     1,545,768       1,405,896       15,594,363
                                       -----------    ------------   -----------   -------------     ------------

Operating loss.......................   (1,338,956)     (2,152,305)   (4,603,617)     (4,850,696)     (43,407,769)

Interest income......................       96,664         205,476       327,831         413,421        1,085,183
Interest expense.....................      (40,651)         (8,902)      (40,651)       (927,004)      (2,486,348)
                                       -----------    ------------   -----------   -------------     ------------
Net loss before extraordinary gain...   (1,282,943)     (1,955,731)   (4,316,437)     (5,364,279)     (44,808,934)
Extraordinary gain on extinguishment
 of debt.............................            -               -             -               -          605,421
                                       -----------    ------------   -----------   -------------     ------------
Net loss for the period and deficit
 accumulated during the development
 stage...............................   (1,282,943)     (1,955,731)   (4,316,437)     (5,364,279)     (44,203,513)
Less preferred stock dividends.......            -               -             -      (7,296,844)      (7,296,844)
                                       -----------    ------------   -----------   -------------     ------------

Net loss applicable to common
 stockholders........................  $(1,282,943)    $(1,955,731)  $(4,316,437)   $(12,661,123)    $(51,500,357)
                                       -----------    ------------   -----------   -------------     ------------
                                       -----------    ------------   -----------   -------------     ------------

Net loss per share applicable to
 common stockholders
  Primary............................  $     (0.18)    $     (0.27)  $     (0.60)   $      (1.96)    $     (23.44)
  Fully diluted......................  $     (0.18)    $     (0.27)  $     (0.60)   $      (1.96)    $     (18.34)

Weighted average number of
 common shares outstanding
  Primary............................    7,186,180       7,134,136     7,173,078        6,450,999        2,197,157
  Fully diluted......................    7,186,180       7,134,136     7,173,078        6,450,999        2,808,541

                              See accompanying notes.

                                  GALAGEN INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                     PERIOD FROM
                                                                                                  NOVEMBER 17, 1987
                                                                NINE MONTHS ENDED SEPTEMBER 30      (INCEPTION) TO
                                                                ------------------------------       SEPTEMBER 30,
                                                                     1997            1996                 1997
                                                                ----------------------------------------------------
OPERATING ACTIVITIES:
Net loss.......................................................  $(4,316,437)    $(12,661,123)       $(51,500,357)
Adjustments to reconcile net loss to cash used in
 operating activities:
  Depreciation and amortization................................      384,824          308,718           2,093,314
  Preferred stock dividend.....................................            -        7,296,844           7,296,844
  Warrants issued, net.........................................            -          768,064             907,064
  Extraordinary gain on extinguishment of debt.................            -                -            (605,421)
  Equity/debt issued for services..............................        3,953                -           2,980,177
  Changes in operating assets and liabilities..................   (1,303,831)        (943,457)          1,160,958
                                                                 -----------     ------------        ------------
Net cash used in operating activities..........................   (5,231,491)      (5,230,954)        (37,667,421)
                                                                 -----------     ------------        ------------

INVESTING ACTIVITIES:
Purchase of property, plant and equipment......................     (273,391)        (834,490)         (3,717,274)
Change in available-for-sale securities, net...................    2,413,890       (7,230,447)         (5,084,453)
                                                                 -----------     ------------        ------------
Net cash provided by (used in) investing activities............    2,140,499       (8,064,937)         (8,801,727)
                                                                 -----------     ------------        ------------

FINANCING ACTIVITIES:
Proceeds from sale of stock, net of offering costs.............      126,895       19,083,346          32,381,377
Proceeds/payment from/on note payable..........................    1,214,625           (6,404)         16,207,848
                                                                 -----------     ------------        ------------
Net cash provided by financing activities......................    1,341,520       19,076,942          48,589,225
                                                                 -----------     ------------        ------------
(Decrease) increase in cash....................................   (1,749,472)       5,781,051           2,120,077
Cash and cash equivalents at beginning of period...............    3,869,549          509,339                   -
                                                                 -----------     ------------        ------------
Cash and cash equivalents at end of period.....................  $ 2,120,077     $  6,290,390        $  2,120,077
                                                                 -----------     ------------        ------------
                                                                 -----------     ------------        ------------

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Value of warrants issued with convertible debt.................  $         -     $          -        $    110,333
Deferred compensation recognized for employee options..........            -                -           1,918,200
Conversion of convertible promissory notes plus related
 accrued interest, net of financing costs......................            -        8,864,825           8,864,825

                           See accompanying notes.

                                  GALAGEN INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1. BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. These financial statements should be read in conjunction with the audited financial statements and accompanying notes contained in the Annual Report of GalaGen Inc. (the "Company") on Form 10-K for the fiscal year ended December 31, 1996.

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

                                                 ESTIMATED MARKET VALUE
                                                AS OF SEPTEMBER 30, 1997
                                                ------------------------

U.S. Government agency securities                     $1,013,507
U.S. Treasury securities                               2,708,382
Commercial paper                                       1,159,866
Investment grade debt securities                         202,698
                                                      ----------
                                                      $5,084,453
                                                      ----------
                                                      ----------

All investments have a contractual maturity of one year or less.


4. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are recorded at cost. Depreciation and amortization are provided for on the straight line method. In July 1997, construction-in-progress consisting of leasehold improvements and equipment in connection with the Company's pilot plant manufacturing facility were completed, transferred to their respective fixed asset category and commenced depreciation. At September 30, 1997, property, plant and equipment consisted of the following:

Furniture, fixtures and equipment       $  527,424
Leasehold improvements                   1,342,269
                                        ----------
                                         1,869,693
Less accumulated depreciation             (254,827)
                                        ----------
                                        $1,614,866
                                        ----------
                                        ----------

                                  GALAGEN INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

5. LINE-OF-CREDIT

    In June 1997, the Company established a $2,000,000 line-of-credit for fixed assets with Transamerica Business Credit Corporation ("Transamerica") which extends through June 1998. Terms of the line-of-credit include monthly payments over four years equal to 2.5782% of each advance with a final balloon payment of 12.5% at the end of the four year period. The line-of-credit is secured by the Company's fixed assets. TransAmerica received a warrant for 40,000 shares of common stock granted at the fair market value on the date of grant. The warrant was valued at approximately $79,000 and will be amortized over the expected term of the outstanding line-of-credit. The Company drew approximately $1,319,000 of the line-of-credit in July 1997.

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

RECENT DEVELOPMENTS

    In August 1997, the Company announced it is increasing its development efforts on Diffistat-G, its pharmaceutical product for the treatment of antibiotic-associated diarrhea, and development efforts on its nutritional products. At the same time, the Company announced that it was placing its Sporidin-G clinical trial on hold due to continuing decline in the patient population for the product's initial indication, AIDS-related CRYPTOSPORIDIUM PARVUM infection. The decline was brought about by the effectiveness and increased use of new AIDS therapies, including protease inhibitors and earlier administration of combination therapy. The Company believes that its research and development expenses and losses for the three months ended December 31, 1997 and March 31, 1998 will increase due to the expenses associated with increasing enrollment and data analysis associated with the Diffistat-G Phase II clinical trial and expenses associated with clinical trials, formulation and obtaining outside consulting expertise in conjunction with nutritional product development.* Thereafter, the research and development expenses and losses for the three month periods ended June 30, 1998 and September 30, 1998 are expected to decrease to levels experienced for the three month period ended September 30, 1997 as expenses associated with the Phase II clinical development efforts of Diffistat-G and initial development expenses associated with nutritional products are concluded.* The Company believes that significant expenses and losses will be incurred before any material product revenues are generated.*

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30,1996

    GENERAL. The net loss before preferred stock dividends decreased $672,788, or 34.4%, for the three months ended September 30, 1997 to $1,282,943 from $1,955,731 for the same period in 1996. The decrease was due primarily to decreased research and development expenses associated with placing the Sporidin-G clinical trial on hold and decreased general and administrative expenses offset by decreased interest income.

    RESEARCH AND DEVELOPMENT EXPENSES. Expenses for research and development decreased $756,796, or 45.6%, to $902,283 for the three months ended September 30, 1997 from $1,659,079 for the three months ended September 30, 1996. The decrease was due primarily to decreased clinical trial expenses associated with Sporidin-G of approximately $959,000 offset by increases in pilot plant and manufacturing expenses of approximately $207,000. As discussed above, the Company expects the research and development expenses to increase for the three month periods ended December 31, 1997 and March 31, 1998 due to the expenses associated with increasing enrollment and data analysis associated with the Diffistat-G clinical trial and nutritional product development, and thereafter the expenses for the three month periods ended June 30, 1998 and September 30, 1998 are expected to decrease to levels experienced for the three month period ended September 30, 1997.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $56,553, or 11.5%, to $436,673 for the three months ended September 30, 1997 from $493,226 for the same period in 1996. Approximately $46,000 of the decrease was due to decreased use of outside legal services.

    INTEREST INCOME. Interest income decreased to $96,664 for the three months ended September 30, 1997 from $205,476 for the three months ended September 30, 1996. This $108,812 decrease, or 53.0%, is attributable to the Company's decreased amount of investable funds.

    INTEREST EXPENSE. Interest expense was $40,651 for the three months ended September 30, 1997 and $8,902 for the three months ended September 30, 1996. Interest expense in 1997 was due to the Transamerica line-of-credit and for the applicable amortization of the valuation of the warrant associated with the line-of-credit. The warrant was valued at approximately $79,000 and will be amortized over the expected term of the outstanding line-of-credit. The interest expense in 1996 was due to interim interest associated before commencement of the operating lease for certain manufacturing equipment.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

    GENERAL. The net loss before preferred stock dividends decreased $1,047,842, or 19.5%, to $4,316,437 for the nine months ended September 30, 1997 from $5,364,279 for the nine months ended September 30, 1996. The decrease was primarily due to decreased interest expense and research and development expense offset by increased general and administrative expense and decreased interest income.

    RESEARCH AND DEVELOPMENT EXPENSES. Expenses for research and development decreased $386,951, or 11.2%, to $3,057,849 for the nine months ended September 30,1997 from $3,444,800 for the nine months ended September 30, 1996. The decrease was due primarily to decreased clinical trial expenses associated with Sporidin-G of approximately $1,260,000 offset by increases of approximately $472,000 associated with pilot plant operating and manufacturing expenses, $238,000 relating to increased clinical trial expenses associated with Diffistat-G, approximately $104,000 relating to increased nutritional product development and approximately $59,000 relating to the Company's other research and development activities.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $139,872, or 9.9%, to $1,545,768 for the nine months ended September 30, 1997 from $1,405,896 for the nine months ended September 30, 1996. The increase was due to increased public reporting responsibilities and shareholder relations expenses of approximately $148,000 and increased personnel expenses of approximately $69,000 offset by decreased outside consulting expenses of approximately $78,000.

    INTEREST INCOME. Interest income decreased to $327,831 for the nine months ended September 30, 1997 from $413,421 for the nine months ended September 30, 1996. This $85,590 decrease, or 20.7%, is attributable to decreased amounts of investable funds.

    INTEREST EXPENSE. Interest expense was $40,651 for the nine months ended September 30, 1997 and $927,004 for the nine months ended September 30, 1996. Interest expense in 1997 was due to the Transamerica line-of-credit and for the applicable amortization of the valuation of the warrant associated with the line-of-credit. The warrant was valued at approximately $79,000 and will be amortized over the expected term of the outstanding line-of-credit. The interest expense in 1996 was due to interest associated with the Company's Convertible Promissory Notes, which converted to Common Stock upon the Offering, and to the value of warrants issued both to guarantors of a line-of-credit for the Company and to purchasers of the Company's Convertible Promissory Notes.

    PREFERRED STOCK DIVIDENDS. The preferred stock dividend expense of $7,296,844 for the nine months ended September 30, 1996 represents the value of the additional shares issued during such period to holders of the Series D, Series E and Series F-1 Preferred Stock upon conversion to Common Stock.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company was incorporated in March 1992. On July 24, 1992, Procor Technologies, Inc. ("Procor"), the Company's predecessor, was merged with and into the Company (the "Procor-GalaGen Merger"). At the time of the Procor-GalaGen Merger, Procor was a wholly-owned subsidiary of Land O'Lakes, Inc. ("Land O'Lakes"). Since the Company's inception through September 30, 1997, investments in the Company have totaled approximately $51.6 million, including approximately $7.1 million of inter-company obligations payable to Land O'Lakes which were forgiven and recorded as contributed capital at the time of the Procor-GalaGen Merger, $17.9 million from the Company's initial public offering (the "Offering") (after deducting underwriting discounts and offering expenses) and approximately $26.6 million from private placements of equity and convertible debt and from conversion of accrued interest on such debt and the exercise of stock options and warrants. The Company has invested funds received in the Offering and these private placements in investment-grade, interest-bearing obligations.

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

    In August 1997, the Company announced it is increasing its development efforts on Diffistat-G, its pharmaceutical product for the treatment of antibiotic-associated diarrhea, and development efforts on its nutritional products. At the same time, the Company announced that it was placing its Sporidin-G clinical trial on hold due to continuing decline in the patient population for the product's initial indication, AIDS-related CRYPTOSPORIDIUM PARVUM infection. The decline was brought about by the effectiveness and increased use of new AIDS therapies, including protease inhibitors and earlier administration of combination therapy. The Company believes that its research and development expenses and losses for the three months ended December 31, 1997 and March 31, 1998 will increase due to the expenses associated with increasing enrollment and data analysis associated with the Diffistat-G Phase II clinical trial and expenses associated with clinical trials, formulation and obtaining outside consulting expertise in conjunction with nutritional product development.* Thereafter, the research and development expenses and losses for the three month periods ended June 30, 1998 and September 30, 1998 are expected to decrease to levels experienced for the three month period ended September 30, 1997 as expenses associated with the Phase II clinical development efforts of Diffistat-G and initial development expenses associated with nutritional products are concluded.* The Company believes that significant expenses and losses will be incurred before any material product revenues are generated.*

    Cash used in operating activities increased by $537, or .01%, for the nine months ended September 30, 1997 to $5,231,491 from $5,230,954 for the same period in 1996. Cash used in operations for the nine month periods ended September 30, 1997 and 1996 went primarily to fund operating losses and for repayment of current liabilities.

    For the nine months ended September 30, 1997, the Company redeemed $2,413,890 of its available-for-sale securities. The Company invested $210,036, net, in equipment and tenant improvements related to the Company's pilot plant manufacturing facility for the nine months ended September 30, 1997 and $746,152 for the same period in 1996. The Company invested $63,355 for the nine months ended September 30, 1997 and $88,338 for the same period in 1996 in lab equipment, computer equipment and software and furniture used primarily to support the Company's operations.

    The Company anticipates that its existing resources and interest thereon will be sufficient to satisfy its anticipated cash requirements through approximately the end of the third quarter 1998.*

    The Company expects to incur significant additional research and development and other costs, including costs related to clinical studies, as well as capital expenditures necessary to obtain licensure of the existing GMP pilot plant facility or establish additional commercial scale GMP manufacturing relationships, before any material revenues are generated. The Company will need to raise substantial additional funds for longer term product development, manufacturing and marketing activities it plans to undertake in the future. The Company's ability to continue funding its planned operations beyond the end of the third quarter of 1998 is dependent upon its ability to obtain additional funds through equity or debt financing, strategic alliances, license agreements or from other financing sources. A lack of adequate funding could eventually result in the insolvency or bankruptcy of the Company. At a minimum, if adequate funds are not available, the Company may be required to delay or to eliminate expenditures for certain of its product development efforts or to license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop itself. Because of the Company's significant long-term capital requirements, it may seek to raise funds when conditions are favorable, even if it does not have an immediate need for such additional capital at such time. If the Company has not raised funds prior to such time as the Company's needs for funding become immediate, the Company may be forced to raise funds when conditions are unfavorable which could result in substantial dilution to the Company's current stockholders.

    RISK FACTORS

    Certain statements made above, including those indicated by an asterisk (some of which are summarized below), are forward-looking statements that involve risks and uncertainties, and actual results may differ. Factors that could cause actual results to differ include those identified below.

    EXPECTATION THAT RESEARCH AND DEVELOPMENT EXPENSES AND LOSSES WILL INCREASE FOR THE THREE MONTH PERIODS ENDING DECEMBER 31, 1997 AND MARCH 31, 1998 AND THEREAFTER DECREASE FOR THE THREE MONTH PERIODS ENDING JUNE 30, 1998 AND SEPTEMBER 30, 1998 TO LEVELS EXPERIENCED DURING THE THREE MONTHS ENDED SEPTEMBER 30, 1997. The Company's pharmaceutical products in development will require additional research and development and extensive clinical testing and regulatory approval prior to any commercial sales. The amount and timing of expenses associated with product development may be affected by any changes to trial protocols required by the U.S. Food and Drug Administration ("FDA"), the rate at which patients meeting trial criteria can be found and enrolled, the impact of any new, competitive therapies on the target patient population and any other problems encountered in clinical trials, some of which could cause the Company or the FDA to suspend clinical trials. The Company or the FDA may suspend clinical trials at any time if the subjects or patients participating in such trials are thought to be exposed to unacceptable health risks. The Company's nutritional products in development will also require additional research and development expenses prior to commercial sales. The amount and timing of these expenses may be affected by compliance with the Dietary Supplement Health and Education Act, clinical trials and formulation issues.

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

    ABILITY OF THE COMPANY TO SATISFY ITS ANTICIPATED CASH REQUIREMENTS THROUGH APPROXIMATELY THE END OF THE THIRD QUARTER OF 1998. The Company's working capital and capital requirements will depend upon numerous factors, including the progress of the Company's clinical trials and research and development programs and the timing and cost of obtaining regulatory approvals. The Company's capital requirements also will depend on the levels of resources devoted to the development of manufacturing and marketing capabilities, technological advances, the status of competitive products and the ability of the Company to establish strategic alliances to provide research and development funding to the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II. OTHER INFORMATION

ITEM 4. None


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


     EXHIBIT NO.   DESCRIPTION                                                         METHOD OF FILING
     -----------   -----------                                                         ----------------

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

       #10.1       License Agreement between the Company and Land O'Lakes dated        Incorporated By
                   May 7, 1992.(1)                                                     Reference

       #10.2       Royalty Agreement between the Company and Land O'Lakes dated        Incorporated By
                   May 7, 1992.(1)                                                     Reference

       #10.3       Supply Agreement between the Company and Land O'Lakes dated         Incorporated By
                   May 7, 1992.(1)                                                     Reference

        10.4       Master Services Agreement between the Company and Land O'Lakes      Incorporated By
                   dated May 7, 1992.(1)                                               Reference

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

       *10.9       GalaGen Inc. Employee Stock Purchase Plan, as amended. (2)          Incorporated By
                                                                                       Reference

        10.10      Credit Agreement between the Company and Norwest Bank               Incorporated By
                   Minnesota, N.A., dated as of January 24, 1996.(1)                   Reference

        10.11      Commitment Letter between the Company and Cargill Leasing           Incorporated By
                   Corporation, dated June 5, 1996. (2)                                Reference


        10.12      Master Equipment Lease between the Company and Cargill Leasing      Incorporated By
                   Corporation, dated June 6, 1996. (2)                                Reference


        10.13      Agreement for Progress Payments between the Company and Cargill     Incorporated By
                   Leasing Corporation, dated June 6, 1996. (2)                        Reference


     EXHIBIT NO.   DESCRIPTION                                                         METHOD OF FILING
     -----------   -----------                                                         ----------------

        10.14      Agreement for Lease between the Company and Land O'Lakes,           Incorporated By
                   dated June 3, 1996. (2)                                             Reference

       *10.15      Letter agreement with John G. Watson dated September 14,            Incorporated By
                   1996. (3)                                                           Reference

       #10.16      Agreement with Colorado Animal Research Enterprises, Inc. dated     Incorporated By
                   November 1, 1996. (4)                                               Reference

       *10.17      Letter agreement with Francois Lebel, M.D., dated December 27,      Incorporated By
                   1996. (4)                                                           Reference

       *10.18      Consulting agreement with Stanley Falkow, Ph.D., dated              Incorporated By
                   January 15, 1997. (4)                                               Reference

       *10.19      GalaGen Inc. Annual Short Term Incentive Cash Compensation          Incorporated By
                   Plan. (4)                                                           Reference

       *10.20      GalaGen Inc. Annual Long Term Incentive Stock Option                Incorporated By
                   Compensation Plan. (4)                                              Reference

       *10.21      GalaGen Inc. 1997 Incentive Plan (6)                                Incorporated By
                                                                                       Reference

        10.22      Master Loan and Security Agreement with TransAmerica Business       Incorporated By
                   Credit Corporation dated June 18, 1997. (7)                         Reference


        11.1       Statement re: computation of per share earnings (loss).             Electronic
                                                                                       Transmission

        27         Financial Data Schedule.                                            Electronic
                                                                                       Transmission

---------------------------
(1) Incorporated herein by reference to the same numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-1032).

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

(6) Incorporated herein by reference to appendix A to the Company's 1997 Definitive Proxy Statement on Schedule 14A (File No. 0-27976).

(7) Incorporated herein by reference to the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 0-27976).

 *  Management contract or compensatory plan or arrangement.

 # Contains portions for which confidential treatment has been granted to the Company.

(b.) REPORTS ON FORM 8-K

 No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GalaGen Inc.
                                        ------------
                                        (Registrant)


Date: November 13, 1997                 By: /s/ Robert A. Hoerr
                                            -------------------
                                            Robert A. Hoerr,
                                            President and Chief Executive
                                              Officer
                                            (Principal Executive Officer)


Date: November 13, 1997                 By: /s/ Gregg A. Waldon
                                            -------------------
                                            Gregg A. Waldon,
                                            Vice President, Chief Financial
                                               Officer,
                                            Secretary and Treasurer
                                            (Principal Financial and
                                               Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT  DESCRIPTION                                                          METHOD OF FILING
-------  -----------                                                          ----------------
  3.2    Restated Certificate of Incorporation of the Company.(3)             Incorporated By Reference

  3.4    Restated Bylaws of the Company.(1)                                   Incorporated By Reference

  4.1    Specimen common stock Certificate.(1)                                Incorporated By Reference

  4.2    Warrant to purchase 13,541 shares of common stock of the Company
          issued to Piper Jaffray Inc., dated January 26, 1993.(1)            Incorporated By Reference

  4.3    Warrant to purchase 20,312 shares of common stock of the Company
          issued to Gus A. Chafoulias, dated October 12, 1993.(1)             Incorporated By Reference

  4.4    Warrant to purchase 20,312 shares of common stock of the Company
          issued to John Pappajohn, dated October 12, 1993.(1)                Incorporated By Reference

  4.5    Warrant to purchase 9,479 shares of common stock of the Company
          issued to Cato Holding Company, dated June 21, 1994.(1)             Incorporated By Reference

  4.6    Form of common stock Warrant to purchase shares of common stock of the Company, issued in connection with the sale of Convertible
          Promissory Notes.(1)                                                Incorporated By Reference

  4.7    Warrant to purchase 17,144 shares of Series F-1 Convertible
          Preferred Stock of the Company issued to Chiron Corporation,
          dated March 29, 1995.(1)                                            Incorporated By Reference

  4.8    Warrant to purchase 42,856 shares of Series F-2 Convertible
          Preferred Stock of the Company issued to Chiron Corporation,
          dated March 29, 1995.(1)                                            Incorporated By Reference

  4.9    Warrant to purchase 60,000 shares of Series F-3 Convertible
          Preferred Stock of the Company issued to Chiron Corporation,
          dated March 29, 1995.(1)                                            Incorporated By Reference

  4.10   Warrant to purchase 80,000 shares of Series F-3 Convertible
          Preferred Stock of the Company issued to Chiron Corporation,
          dated March 29, 1995.(1)                                            Incorporated By Reference

  4.11   Warrant to purchase 18,250 shares of common stock of the Company issued to IAI Investment Funds VI, Inc. (IAI Emerging Growth
          Fund), dated January 30, 1996.(1)                                   Incorporated By Reference

  4.12   Warrant to purchase 6,250 shares of common stock of the Company issued to IAI Investment Funds IV, Inc. (IAI Regional Fund),
          dated January 30,1996.(1)                                           Incorporated By Reference

  4.13   Warrant to purchase 25,000 shares of common stock of the Company
          issued to John Pappajohn, dated February 2, 1996.(1)                Incorporated By Reference

  4.14   Warrant to purchase 25,000 shares of common stock of the Company issued to Edgewater Private Equity Fund, L.P., dated
          February 2, 1996.(1)                                                Incorporated By Reference

  4.15   Warrant to purchase 10,000 shares of common stock of the Company
          issued to Joseph Giamenco, dated February 2, 1996.(1)               Incorporated By Reference

  4.16   Warrant to purchase 25,000 shares of common stock of the Company
          issued to Gus A. Chafoulias, dated February 2, 1996.(1)             Incorporated By Reference

  4.17   Warrant to purchase 25,000 shares of common stock of the Company
          issued to JIBS Equities, dated February 2, 1996.(1)                 Incorporated By Reference

  4.18   Warrant to purchase 25,000 shares of common stock of the Company
          issued to Land O'Lakes, Inc., dated February 2, 1996.(1)            Incorporated By Reference

#10.1    License Agreement between the Company and Land O'Lakes dated
          May 7, 1992.(1)                                                     Incorporated By Reference

#10.2    Royalty Agreement between the Company and Land O'Lakes dated
          May 7, 1992.(1)                                                     Incorporated By Reference

#10.3    Supply Agreement between the Company and Land O'Lakes dated
          May 7, 1992.(1)                                                     Incorporated By Reference

 10.4    Master Services Agreement between the Company and Land O'Lakes
         dated May 7, 1992.(1)                                                Incorporated By Reference

*10.5    GalaGen Inc. 1992 Stock Plan, as amended.(5)                         Incorporated By Reference

 10.7    Stock and Warrant Purchase Agreement between the Company and
          Chiron Corporation dated March 20, 1995.(1)                         Incorporated By Reference

#10.8    License and Collaboration Agreement between the Company and
          Chiron Corporation dated March 20, 1995.(1)                         Incorporated By Reference

*10.9    GalaGen Inc. Employee Stock Purchase Plan, as amended. (2)           Incorporated By Reference

 10.10   Credit Agreement between the Company and Norwest Bank
          Minnesota, N.A., dated as of January 24, 1996.(1)                    Incorporated By Reference

 10.11   Commitment Letter between the Company and Cargill Leasing
          Corporation, dated June 5, 1996. (2)                                Incorporated By Reference

 10.12   Master Equipment Lease between the Company and Cargill Leasing
          Corporation, dated June 6, 1996. (2)                                Incorporated By Reference

 10.13   Agreement for Progress Payments between the Company and Cargill
          Leasing Corporation, dated June 6, 1996. (2)                        Incorporated By Reference

 10.14   Agreement for Lease between the Company and Land O'Lakes, dated
          June 3, 1996. (2)                                                   Incorporated By Reference

*10.15   Letter agreement with John G. Watson dated September 14, 1996.(3)    Incorporated By Reference

#10.16   Agreement with Colorado Animal Research Enterprises, Inc. dated
          November 1, 1996. (4)                                               Incorporated By Reference

*10.17   Letter agreement with Francois Lebel, M.D., dated December 27,
          1996. (4)                                                           Incorporated By Reference

*10.18   Consulting agreement with Stanley Falkow, Ph.D., dated
          January 15, 1997. (4)                                               Incorporated By Reference

*10.19   GalaGen Inc. Annual Short Term Incentive Cash Compensation
          Plan.(4)                                                            Incorporated By Reference

*10.20   GalaGen Inc. Annual Long Term Incentive Stock Option Compensation
          Plan. (4)                                                           Incorporated By Reference

*10.21   GalaGen Inc. 1997 Incentive Plan (6)                                 Incorporated By Reference

 10.22   Master Loan and Security Agreement with TransAmerica Business
          Credit Corporation dated June 18, 1997. (7)                         Incorporated By Reference

 11.1    Statement re: computation of per share earnings (loss).              Electronic Transmission

 27      Financial Data Schedule.                                             Electronic Transmission

---------------------
(1) Incorporated herein by reference to the same numbered Exhibit to the Company's Registration Statement on Form S-1
      (Registration No. 333-1032).

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

(6) Incorporated herein by reference to appendix A to the Company's 1997 Definitive Proxy Statement on Schedule 14A (File No. 0-27976).

(7) Incorporated herein by reference to the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 0-27976).

 *    Management contract or compensatory plan or arrangement.

 # Contains portions for which confidential treatment has been granted to the Company.