Form 10-K
period 1997-12-31
GALAGEN INC
filed 1998-03-30
CIK 889872

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-K

(Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Fiscal Year Ended December 31, 1997
                                   or
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Transition Period From _______________ to ________________.

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

          The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 19, 1998 was $10,179,947 based on the closing sale price for the Common Stock on that date as reported by The Nasdaq Stock Market. For purposes of determining such aggregate market value, all officers, and directors of the registrant are considered to be affiliates of the registrant, as well as stockholders holding 10% or more of the outstanding Common Stock as reflected on Schedules 13D or 13G filed with the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

          As of March 19, 1998 the registrant had 7,962,198 shares of Common Stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement dated March 30, 1998 for the annual meeting of stockholders to be held on May 13, 1998 and the Annual Report to Stockholders for the year ended December 31, 1997 are incorporated by reference in Parts II, III and IV.

                                    PART I

ITEM 1.   BUSINESS

FORWARD-LOOKING STATEMENTS

     The information presented in this Annual Report on Form 10-K under the headings "Item 1. Business" and "Item 2. Properties" and incorporated by reference under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to risks and uncertainties, including those discussed under "Risk Factors" below beginning on page 16 of this Annual Report on Form 10-K, that could cause actual results to differ materially from those projected. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements. Certain forward-looking statements are indicated below by an asterisk.

INTRODUCTION

     GalaGen Inc. ("GalaGen" or the "Company"), which was incorporated in 1992 as a successor to a company incorporated in 1987, has expertise in obtaining and processing polyclonal antibodies, as follows:

          ACCESS TO COLOSTRUM. The Company has agreements with Land O'Lakes which provide the Company with access to the Land O'Lakes dairy system. This dairy system has approximately 400,000 cows, from which the Company receives its supply of colostrum, which is milk collected in the first few milkings of a dairy cow after its calf is born. From this colostrum, the Company obtains its antibodies, which are food proteins. These cows are located primarily in the upper Midwest and both the East and West coasts.

          PROPRIETARY TECHNOLOGY. Using its proprietary immunization technologies, including the use of immune system stimulating adjuvants, the Company can produce antibodies in the cow that target specific pathogens infecting the human gastrointestinal ("GI") tract, including bacteria and their toxins, parasites, fungi and viruses. This technology increases by many fold a dairy cow's natural production of pathogen-specific antibodies in its colostrum.

          PROPRIETARY MANUFACTURING. The Company has patented, proprietary manufacturing processes that are used to concentrate antibodies from the colostrum. Standard dairy processing techniques destroy the activity of most of the antibodies present in milk and colostrum, whereas the Company's processing retains the antibody activity.

     The Company is utilizing this expertise to develop a portfolio of proprietary nutritional products, including dietary supplements, which will incorporate its Proventra-TM- Brand Natural Immune Components ("Proventra"). These products will target needs of both consumers and healthcare professionals.* GalaGen is also developing oral pharmaceuticals that target life threatening and emerging pathogens.

     In December 1997, the Company introduced Basics Plus-TM-, a dietary supplement product, in conjunction with its marketing and manufacturing partner, Lifeway Foods, Inc. Basics Plus is the first product to emerge from the collaboration with Lifeway Foods, Inc. It contains active kefir cultures, which are cultures that contain beneficial bacteria strains, and GalaGen's Proventra. Basics Plus is the first dairy-based dietary supplement sold in the United States in the refrigerated section of health food stores and grocery stores, and is currently in test markets in Chicago, New York City and Milwaukee. The product was featured in the February 1998 issue of DAIRY FOODS MAGAZINE.

     Diffistat-G, the Company's lead pharmaceutical product in development, is being developed for the treatment and prevention of antibiotic-associated diarrhea, a disease that annually affects more than 400,000 patients in the United States.

     Because the Company's antibodies, including Proventra, are derived from cows' milk, they do not represent new chemical compounds with uncertain toxicity, but rather their components are commonly found in dairy foods that are already widely consumed. Antibodies for incorporation into multiple nutritional and pharmaceutical products can be manufactured using a single, proprietary manufacturing process and facility, and as a result, the Company believes that additional products will not require significant separate investments in manufacturing facilities or process techniques.*

BACKGROUND

GENERAL

     Passive immunity consists of using antibodies produced by one individual or animal to treat, prevent or protect against infection in another. Such antibodies can be administered orally for GI infections. Breast feeding is the most common example of passive immunity delivered to the GI tract, with the mother providing natural protective antibodies to her infant through her milk. Similarly, dairy cows provide antibodies to calves through the colostrum, which is the milk produced during the first several days of lactation. The concentration of antibodies in colostrum is many times higher than the normal concentration in milk. Through their natural exposure to the environment, cows have developed antibodies that recognize and bind to many human pathogens.

NUTRITIONAL PRODUCTS

     According to Frost & Sullivan, a competitive-market analysis firm, the market for nutraceutical or functional food beverages now exceeds $20 billion. The Company believes that this significant market size is due to a number of factors, including (i) increased interest in healthier lifestyles,
(ii) the publication of research findings supporting the positive health effects of certain nutritional supplements and (iii) the aging of the "Baby Boom" generation combined with the tendency of consumers to purchase more nutritional supplements as they age.*

     The Company believes that the inclusion of antibodies in nutritional products, along with including other components such as active cultures and dietary soluble fiber, provide important benefits and competitive advantages, including (i) a unique immune-enhancing system, (ii) a fit with consumer needs, and (iii) a safe, proven means to fight pathogens.*

PHARMACEUTICALS

     Antibiotics and vaccines (active immunizations) are currently the most common therapies for the treatment and prevention of infections. Unfortunately, both have significant limitations for the management of infections. Pathogens are increasingly resistant to antibiotics. Overuse of antibiotics may result in selection for additional resistant strains and, occasionally, results in the onset of serious secondary infections. Vaccines are not immediately effective and usually require repeated vaccinations to raise the concentration of antibodies in the body to levels high enough to prevent or counteract disease. This delay may be unacceptable because it may permit progression of the disease to severe or even fatal stages. Active immunization of the GI tract is also difficult. For these reasons, new therapeutic approaches for treating and preventing GI infections are needed. One alternative to antibiotics and vaccines is passive immunity. As a result of these advantages, passive immunity can be used in pharmaceutical applications for both acute treatment and long-term prevention of disease.

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

THE COMPANY'S CORE ANTIBODY TECHNOLOGY AND PRODUCT BENEFITS

     The Company's products contain polyclonal antibodies derived from bovine colostrum, which is the first milk from a cow after her calf is born. The antibodies are orally administered to humans and provide passive immunity within the GI tract. The Company's goal is to provide passive immunity for individuals either through regular use of nutritional products that have lower concentrations of antibodies over a longer period of time or through periodic use of pharmaceutical products that have higher concentrations of antibodies over a shorter period of time.*

     The antibodies may block a pathogen's effect by immobilizing it, killing it, promoting its ingestion and destruction by white blood cells, or preventing it from attaching to and colonizing the GI tract. In these ways, the antibodies help to eliminate the pathogen from the infected individual. The Company's proprietary immunization technologies, through the use of immune system stimulating adjuvants, increase by many fold a dairy cow's natural production of pathogen-specific antibodies in its colostrum.

     Standard dairy processing techniques destroy the activity of most antibodies present in milk and colostrum. The Company's proprietary processes used to concentrate antibodies have been developed through many years of research and development. This work resulted in a process that uses several well-tested and efficient dairy manufacturing techniques that have been modified to preserve the biological activity of the antibodies. The Company will manufacture its nutritional products in accordance with the appropriate license issued by Minnesota Department of Agriculture ("MDA").
The Company will manufacture its pharmaceutical products in accordance with pharmaceutical specifications for oral dosage formulations and will support its proprietary processing system with a quality control system that regulates, monitors and reviews the processing system in compliance with current Good Manufacturing Practices ("GMP") for the manufacture of biologics.

PRODUCTS IN DEVELOPMENT

NUTRITIONAL PRODUCTS

     In addition to therapeutic products targeted at GI diseases, the Company believes that its antibody technology lends itself to the creation of food products or dietary supplements with health claims, often called "functional foods" or "nutraceuticals".* These have been defined as foods which provide benefits beyond their nutritional value. While there is not a regulatory definition for the terms "functional food" or "nutraceutical", these terms are widely used in the marketplace. The Company believes that the enactment by Congress of the Nutrition Labeling and Education Act ("NLEA") in 1990 and the Dietary Supplement Health and Education Act ("DSHEA") in 1994 enabled the regulatory process for marketing foods or dietary supplements. DSHEA permits such products to bear "structure-function" claims related to how the product affects the structure or function of the body, and such claims do not require FDA review or approval, but must be supported by scientific evidence. NLEA permits products to carry more specific health claims, but requires FDA approval and general scientific consensus to support the claim in question. The Company believes that the incorporation of Proventra in foods or dietary supplements would add benefits to these products.*

     As previously described above, the Company currently has one product, Basics Plus, being sold in test markets through its manufacturing and marketing partner Lifeway Foods, Inc. The Company is applying its resources to two other products as described below. The Company does not anticipate spending significant resources to market the final products, but will seek to find partners with the appropriate distribution and marketing credentials*:

     Product                    Target Population         Stage of Development
     -------                    -----------------         --------------------
     - Clinical Nutrition       Patients in               Market research
       Beverage                 hospitals, nursing        completed;
                                homes and elderly         clinical evaluation to
                                population                begin in the second
                                                          quarter of 1998

      - Consumer Nutritional    Health-oriented           Product formulation
        Beverage                consumers                 underway; market
                                                          research scheduled to
                                                          begin in the second
                                                          quarter of 1998

CLINICAL NUTRITION PRODUCT

     The Company is developing a dairy-based nutritional beverage for patients in hospitals and nursing homes. Based upon market research results, the Company believes that a need exists for a superior tasting refrigerated beverage that will provide Proventra and other active components.* The Company believes that a superior tasting dairy-based beverage, which includes a combination of these ingredients, will increase consumption compliance, in turn leading to better nutrition, improved defense against infection and more regular bowel function.* Clinical evaluation of this product is anticipated to begin in the second quarter of 1998.*

CONSUMER NUTRITION PRODUCT

     GalaGen is developing an enhanced beverage product targeted at health-oriented consumers. Market trends indicate that consumers, particularly baby boomers and mature adults, are taking a more proactive role in managing their health. The Company believes that a superior tasting beverage containing its proprietary immune-enhancing ingredients, including Proventra, will be the first product of its kind.* Product development is underway with market research to begin in the second quarter of 1998.*

PHARMACEUTICALS

     The Company believes that its colostrum-derived antibody products in development may provide many attractive clinical benefits and offer a safe and effective alternative to antibiotics and other therapeutics.*

          WELL-TOLERATED, DAIRY-DERIVED ANTIBODIES. Orally-delivered, dairy-derived antibodies have been administered in several studies by the Company and others to over 1,000 individuals with no serious adverse effects. Antibodies are among the many milk proteins commonly consumed in everyday dairy products such as milk, yogurt and cheese. Lactose levels in the Company's product candidates have been reduced to approximately one-tenth that of milk. The Company believes that the product should, therefore, be tolerable by all but the most lactose-intolerant individuals.*

          RAPID ONSET OF ACTION AND A SUPPLEMENT TO ACTIVE IMMUNITY. Antibody products deliver high concentrations of pathogen-specific antibodies to the site of infection and have a rapid onset of action, while active immunizations, such as polio or hepatitis B vaccines, may take weeks or months to provide adequate immune protection. Passive immune protection may be especially important where there is not time for active immunizations to be effective (for example, when there is exposure to infection or when an infection has become established and immediate therapy is needed) or where the underlying immune suppression leaves an individual incapable of responding to the active immunization (for example, in cancer patients).

          AVOID PROBLEMS ASSOCIATED WITH ANTIBIOTIC USE. Antibodies recognize multiple binding sites on a target pathogen and have multiple potential mechanisms of action, including the neutralization of toxins. With appropriate immunization regimens, antibodies can be produced that recognize different strains of the same pathogen and affect even those strains that may be resistant to antibiotics. In contrast, other classes of antiinfectives work by interrupting a single mechanism or by binding to a single site and are, therefore, more likely to be overcome by bacterial adaptation. Unlike broad-spectrum antibiotics, orally-delivered antibody products are selective for specific pathogens and do not disrupt the GI tract's normal bacterial flora. Broad-spectrum antibiotics may disrupt the natural and beneficial GI bacterial flora and foster the subsequent overgrowth of certain disease-causing pathogens. The selectivity of antibodies should permit their use for prolonged periods to prevent infections, without promoting the development of resistant strains.

          STABILITY AND EASE OF USE. The Company's product candidates are stable powder concentrates with a shelf life exceeding two years. These products can be formulated into a variety of delivery formats, including tablets, capsules, chewing gum and sterile liquids. The standard dosage form is a dry powder which, when reconstituted, has the consistency and flavor of milk.

     The Company currently has one product in development under the first tier of products to which it is applying its resources. The Company does not anticipate applying significant resources toward the second tier products but will seek to find partners who will fund the required development and clinical trials*:

     Product           Disease Target                     Stage of Development
     -------           --------------                     --------------------
     FIRST TIER:
     DIFFISTAT-G       Antibiotic associated diarrhea     Phase I bioavailability
                       due to CLOSTRIDIUM DIFFICILE       clinical trial completed.
                       ("C. DIFFICILE").                  Second Phase I
                                                          bioavailability study in
                                                          ileostomy patients
                                                          completed.  Phase II
                                                          clinical trial underway.
     SECOND TIER:
     CANDISTAT-G       Oral and esophageal                European Phase I/II
                       candidiasis from the fungus        clinical trial in bone
                       species CANDIDA ("CANDIDA") in     marrow transplant
                       cancer, organ/bone marrow          patients completed.
                       transplant and other
                       immunocompromised patients.

     PYLORIMUNE-G      Gastrointestinal ulcers and        Preclinical development.
                       gastritis due to
                       HELICOBACTER PYLORI
                       ("H. PYLORI").

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

     Metronidazole is the antibiotic of choice to treat antibiotic-associated diarrhea, with oral vancomycin as a second choice that is generally reserved for more severe or relapsing diarrhea. The initial response to these antibiotics usually is rapid and satisfactory. However, relapse can be a significant problem occurring in 20 to 40 percent of patients. These relapses can occur multiple times and result in significant disability for the patient. In addition, the use of oral vancomycin for this indication is being discouraged to reduce the likelihood that other serious pathogens will develop resistance to vancomycin. The Company believes that DIFFISTAT-G may prevent and treat C. DIFFICILE-associated diarrhea without the complications associated with antibiotic treatment.*

     An animal model study of DIFFISTAT-G demonstrating positive prophylactic results was completed in 1991. When the product was administered to animals before the introduction of C. DIFFICILE organisms, the animals receiving DIFFISTAT-G survived longer and had markedly less diarrhea than animals receiving a placebo. Additional laboratory studies conducted at Boston University have shown that the product effectively blocks the binding and action of toxins produced by C. DIFFICILE. Results of these preclinical efficacy studies for Diffistat-G were published in the February 1996 issue of ANTIMICROBIAL AGENTS AND CHEMOTHERAPY. A Phase I study was completed in normal volunteers at Boston University to assess the bioavailability of the product and to guide the choice of appropriate dosage for a Phase I/II therapeutic trial. Results of the first Phase I bioavailability trial were published in ANTIMICROBIAL AGENTS AND CHEMOTHERAPY in February 1997. A second Phase I bioavailability trial in ileostomy patients was completed in February 1997 at Beth Israel-Deaconess Medical Center, Harvard Medical School in Boston and demonstrated higher than anticipated recovery of functional antibodies in the ileum of these patients. Based on these positive results, the Company initiated a multi-center Phase II clinical trial in August 1997 to assess safety, efficacy and formulation. Principal investigators in the study are from Beth Israel-Deaconess Medical Center, Harvard Medical School in Boston. Additionally, an emergency use compassionate release program was initiated at the request of the FDA, and the initial pediatric patient treated under this program had clearing of symptoms and the infection. If positive results are shown from the Phase II clinical trial, the Company anticipates that it will need to secure a partner to continue further clinical development and to market Diffistat-G.*

CANDISTAT-G

     The Company is clinically developing an oral antibody product, CANDISTAT-G, for the prevention/treatment of thrush, or infection of the throat and oral cavity with the fungus species CANDIDA. This infection occurs in most immunocompromised patients (cancer, organ/bone marrow
transplant and HIV/AIDS) at some time during their illness.   Short-term
therapy with traditional antifungal agents improves symptoms of thrush in immunocompromised patients but often fails to clear the pathogen, resulting in a recurrence of symptoms within weeks. Prolonged therapy with these agents may produce clinical benefits but also has been associated with increasing reports of drug-resistant fungal strains. The Company believes that an antibody-based product such as CANDISTAT-G may fulfill such a need, particularly for the prevention of more severe thrush and blood-borne infections originating from the GI tract.*

     CANDISTAT-G has been prepared by immunizing cows with several different antigens thought to be important in the establishment of oral infections with CANDIDA. These preparations were shown to substantially inhibit the binding of CANDIDA to human cheek cells in culture. A pilot clinical evaluation for CANDISTAT-G treated bone marrow transplant recipients and historically-matched controls in a European Phase I/II dose-ranging clinical trial at a major teaching hospital in Sweden was completed in the third quarter of 1997. The results from this clinical trial showed that CANDISTAT-G provided a reduction in the number of CANDIDA organisms in the oral cavity of eight out of eleven highly immunocompromised transplant patients with pre-existing CANDIDA colonization. No product related adverse events were noted.

PYLORIMUNE-G

     The Company is developing a polyclonal antibody product to treat gastritis and ulcers caused by the bacterium H. PYLORI. Since the discovery of the relationship between H. PYLORI infection and ulcers, a major trend in the treatment has been the increased use of antibacterial "triple therapy" (a combination of several antibiotics, bismuth, and inhibitors of gastric acid production) instead of or in addition to conventional ulcer therapies. While most of these antibiotic-based regimens are partially effective, compliance is difficult and 10 to 20 percent of patients fail therapy in part because of antibiotic resistance. The Company believes that the limited effectiveness of currently available therapies and growing antibiotic resistance offer an opportunity for its antibody product in development, PYLORIMUNE-G.*

     Initial laboratory studies with PYLORIMUNE-G have successfully demonstrated neutralizing antibody activity against a key feature of H. PYLORI. The Company has access to five key antigens for producing antibodies to inhibit or eradicate H. PYLORI. The Company is developing cell culture systems and animal models for screening the efficacy of these proprietary antibody preparations. In 1995 the Company entered into a strategic alliance with Chiron Corporation ("Chiron") for the development of colostrum-based antibody products to treat H. PYLORI. Chiron's participation in the research and development program included testing of prototype antibody products in its animal models. See "Chiron Relationship" below.

MANUFACTURING SYSTEM

     The Company's manufacturing system can be used for producing antibodies to be used for both nutritional products and pharmaceuticals and utilizes the existing milk production infrastructure. The Company's system has been designed to access very large numbers of cows in commercial milking herds, organize them into discrete product-specific groups, immunize them with specific antigens to heighten the natural production of pathogen-specific antibodies in their colostrum, collect the colostrum and concentrate the antibodies using a proprietary process. This process preserves the essential antibody activity while reducing unnecessary components, including microbial contaminants.

     Modern dairy cows, having been bred for high volume milk production, produce colostrum in quantities far greater than their calves can consume. This surplus colostrum is not placed into the commercial milk supply and is ordinarily a waste product. The Company's technology turns the surplus colostrum into a valuable raw material. With the Company's manufacturing system, the Company believes that antibodies can be produced from colostrum at a fraction of the cost of either human serum-derived polyclonal antibodies or cell culture-derived monoclonal antibodies.* The high cost of producing monoclonal antibodies, in particular, makes their administration by the oral route prohibitively costly.

     The Company's processing system is the same for the manufacture of all of the Company's pharmaceutical products. The colostrum for each potential product is processed to a bulk powder using the same procedures, according to the same specifications, and on the same equipment. This bulk powder may undergo final finishing steps, depending on the dosage form that is desired. The primary point of product differentiation is the antigen/adjuvant combination (immunogen) used to produce the specific and desired antibody response in the cow. This antibody specificity is used to define a product targeting a specific disease and indication.

     Standard dairy processing techniques destroy the activity of most of the antibodies present in milk and colostrum and render them inactive. The proprietary process used by the Company to concentrate antibodies has been developed by the Company through many years of research and development.
This work has resulted in a process that uses well-tested and efficient dairy manufacturing techniques that have been modified to preserve the biological activity of the antibodies. The Company has two patents that have been issued for this process. The process reduces the bioburden to levels significantly lower than those present in milk or milk products, and in accordance with pharmaceutical specifications for oral dosage formulations. The Company is supporting its proprietary antibody processing system with a quality control system designed to regulate, monitor and review the processing system in compliance with Good Manufacturing Practices for the manufacture of biologics.

     The Company has developed additional processes for the manufacture of Proventra Brand Natural Immune Components and final product formulations as part of its nutritional product development efforts. The Company has obtained Kosher certification for these natural immune components. Additionally, the Company has obtained the appropriate license from Minnesota Department of Agriculture.

     Construction of the Company's pilot plant facility within the existing Land O'Lakes pilot plant complex in Arden Hills, Minnesota was completed in 1996. The Company does not anticipate that it will need to fully validate the facility for pharmaceutical purposes in 1998.* Land O'Lakes has guaranteed the equipment leases associated with the pilot plant facility. The Company believes that the capacity of this facility will be adequate for the production of nutritional and pharmaceutical products, either for sale or clinical requirements, in 1998 and believes that contract manufacturers would be available to increase its production capacity quickly, if required.*

LICENSE AGREEMENTS AND RESEARCH COLLABORATIONS

     The Company's research and development strategy is to pursue its own research programs internally and to complement such programs by establishing relationships with key external medical, academic, governmental and major research organizations. Specifically, the Company intends to continue complementing its extensive current technology base by acquiring access to additional proprietary technology and patents in the areas of antibodies, vaccine, molecular biology, and processing and manufacturing technology.*
The Company also may seek collaborative arrangements for commercialization of its antibody products.*

     The Company's antibody technology may be applied to the development of nutritional and pharmaceutical products in many areas.* To exploit its core technology as broadly as possible in human applications, the Company's strategy is to enter into licensing and collaborative relationships with food and pharmaceutical companies with complementary product lines.* The Company spent $3.9 million, $5.3 million and $3.7 million for research and development in fiscal years 1997, 1996 and 1995, respectively.

LAND O'LAKES RELATIONSHIP

     The Company believes that the Company's existing relationship with Land O'Lakes provides it with certain advantages over existing and potential competitors.* Land O'Lakes made significant advances in the development and commercialization of antibody products for treating and preventing diseases in animals. This technology provides the Company with a solid foundation on which to base its efforts to develop similar products for human use.

     Under a supply agreement with Land O'Lakes, the Company agreed to purchase all of its commercial requirements for colostrum from Land O'Lakes through May 7, 2002, subject to Land O'Lakes' option to renew the supply agreement for an additional ten-year period. The Company must provide program specifications to Land O'Lakes prior to commencing each of its commercial programs and Land O'Lakes must notify the Company within a specified period whether it will supply according to the agreement. If Land O'Lakes does not confirm during that period that it will supply colostrum according to the specifications, then the Company has the right to obtain the colostrum from alternative sources. Commercial production could be delayed if Land O'Lakes does not elect to supply according to the supply agreement and the Company is required to locate an alternate supplier.

     When the Company was formed, it signed a letter of intent with Land O'Lakes to develop strategic relationships focused on the development of functional food products. In March 1998, the Company and Land O'Lakes signed an amended and restated license agreement (the "Restated License") in which the Company has significantly broadened its rights to develop and market functional foods. Under the Restated License, the Company can use, improve, exploit, license or share existing Procor technology, Procor technology improvements and new technologies, as defined, in all areas of functional foods except under certain "reserved food product" and "first refusal food product" categories, as defined. If the Company intends to engage in manufacturing or marketing any "first refusal food product", the Company must give Land O'Lakes notice of its intent, in which case Land O'Lakes can negotiate with the Company, in good faith and within a defined period of time, to undertake any part of the manufacturing or marketing areas. If the Company intends to engage in manufacturing or marketing any "reserved food product", the Company must give Land O'Lakes notice of its intent and must only work with Land O'Lakes to undertake the manufacturing or marketing of such products. In the original license agreement with Land O'Lakes, the Company retained rights to pursue the development of infant formula products containing polyclonal antibody technology.

     In March 1997, Land O'Lakes granted the Company a license (the "Kefir License") to use existing antibody technology and future improvements in the development, formulation, manufacture, marketing, distribution and sale of kefir-based products, as defined in the Kefir License. In consideration of granting the Kefir License, Land O'Lakes will receive a royalty based on food components or ingredients sold by the Company to be included in any kefir-based product and on net receipts from any kefir-based finished product sold by the Company. As mentioned below under "Chiron Relationship", Land O'Lakes consented to the Company's use of antibody technology for food applications of an H. PYLORI product.

CHIRON RELATIONSHIP

     In March 1995, the Company and Chiron entered into a License and Collaboration Agreement involving the licensing of Chiron adjuvant technology to the Company for the development of antibody products processed from bovine colostrum and the cross-licensing of Chiron proprietary H. PYLORI-associated technology and Company proprietary H. PYLORI antigens for a collaboration to research and develop passive immune therapies, using bovine antibodies, against H. PYLORI.

     Under the agreement, Chiron granted the Company an exclusive worldwide license for the use of a proprietary Chiron adjuvant for the production of PYLORIMUNE-G. See "Products in Development - Pharmaceuticals - PYLORIMUNE-G" above. Use of the adjuvant for providing additional polyclonal antibody products processed from bovine colostrum can be designated under the terms of
the agreement.   Except as described below with regard to PYLORIMUNE-G, the
Company's license to the Chiron adjuvant technology expires on the later of the expiration date of the last to expire of the licensed patents covering the technology or, within a given country, 10 years after the first commercial sale of a product making use of the licensed technology within such country.

     In addition, under the agreement Chiron and the Company may collaborate on the development of antibody products processed from bovine colostrum targeting infections caused by H. PYLORI, the bacterium associated with ulcers and gastritis. The research program would, if and when commenced, focus on producing specific, high potency antibodies directed against several products of H. PYLORI that the bacterium uses to attach to the stomach surfaces, and neutralize gastric acidity that would otherwise kill the bacterium, and inflame the gastric and duodenal surfaces. Chiron has an option for exclusive worldwide marketing rights for any H. PYLORI product resulting from the collaboration with profits being shared between Chiron and the Company according to a preset formula. In connection with the agreement, Land O'Lakes consented to the Company's use of polyclonal antibody technology for food applications of an H. PYLORI product. The Company's license to the Chiron adjuvant technology for use in PYLORIMUNE-G is subject to early termination by Chiron if (i) no PLA has been filed for PYLORIMUNE-G by March 1, 2001, (ii) certain competitors of Chiron acquire control of the Company or, (iii) by the time of the first demonstration of efficacy of PYLORIMUNE-G, Chiron has not received an opinion of independent counsel selected by Chiron that the manufacture, use or sale of PYLORIMUNE-G does not infringe third party patents.

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

     The Company believes that certain of its process improvements are more valuable as trade secrets than as patented processes, where the process improvements would have to be publicly disclosed. The Company relies on trade secrets and proprietary know-how it developed while manufacturing antibody products for veterinary use. The Company believes that substantial barriers exist for competitors desiring to commercialize antibody products derived from milk or colostrum*; however, there can be no assurance that other companies will not develop production processes or initiate relationships with other large dairy cooperatives to develop a similar procurement system. The Company seeks to protect trade secrets and know-how through confidentiality agreements with employees, consultants and other parties. These agreements provide that all confidential information developed or made known during the course of the relationship with the Company is to be kept confidential and not disclosed to third parties, except in specific circumstances. No assurance can be given that such agreements will provide meaningful protection for the Company's unpatented trade secrets or provide adequate remedies in the event of unauthorized use of such information. Neither can assurance be given that others will not independently develop substantially equivalent proprietary information and technology or otherwise gain access to the Company's trade secrets or disclose such technology.

     The Company has been issued two patents, #5,670,196 and #5,707,678 from the United States Patent & Trademark Office. The patents cover significant processes in its core manufacturing technology for antibodies for microfiltering milk and colostrum that reduces bioburden while improving yield. The Company also has two United States patent applications pending and has acquired licenses to a number of patents or patent applications of others. The Company's two United States patent applications are in the area of antibody products for humans. The Company believes that useful, new and unobvious antibody formulations may be patentable.* Furthermore, in some cases, patent coverage may be available for the vaccines or antigens used to provoke the immunological response which produces the antibodies. The Company's strategy is to pursue patent protection for each of its products where possible, including their components (e.g., antigens, vaccine compositions), as well as for certain process and formulation improvements, although the Company may not be successful in achieving broad patent protection for its technology.

     The Company has become aware of several patents that may relate to its antibody technology. In 1991, the Company became aware of one such issued patent. Land O'Lakes engaged outside patent counsel to review the patent and such counsel rendered its written opinion to Land O'Lakes that the patent is not infringed by the Company's technology. The Company engaged its own outside patent counsel to review the patent and such counsel rendered its independent opinion that the patent is not infringed by the Company's technology and that, in any event, the patent would be invalid if it were interpreted broadly enough so as to cover the Company's technology. While the Company does not regard the patent as a threat to its business*, there can be no assurance that the holder of the patent will not pursue litigation which could be costly to the Company. In 1993, the Company became aware of another issued patent relating to the application of colostrum-based passive immunity technology to an H. PYLORI-specific product. The Company engaged outside patent counsel to review the patent, and a related patent which was subsequently issued, and such counsel rendered its independent opinion to the Company that neither patent is valid and, in any event, it is not certain at this time if the Company's technology would infringe either patent even if valid. While the Company does not regard the patents as a threat to its business*, there can be no assurance that the holder of the patents will not pursue litigation which could be costly to the Company. The Company is aware of a published international patent application entitled "Urease-Based Vaccine and Treatment of Helicobacter Infection". To date, no patent on this application has been granted and therefore the Company cannot meaningfully assess the impact, if any, of this patent application on its business.

GOVERNMENT REGULATION

NUTRITIONAL PRODUCTS

     GENERAL

     The formulation, manufacturing, processing, packaging, labeling, advertising, distribution and sale of nutritional supplements such as those being developed by the Company are subject to regulation by one or more federal agencies, principally the FDA and the Federal Trade Commission (the "FTC"), and to a lesser extent the Consumer Product Safety Commission and the United States Department of Agriculture. These activities are also regulated by various governmental agencies for the states and localities in which the Company's products are sold, as well as by governmental agencies in certain foreign countries in which the Company's products are sold. Among other matters, regulation of the Company by the FDA and FTC is concerned with claims made with respect to a product which refer to the value of the product in treating or preventing disease or other adverse health conditions.

     Federal agencies, primarily the FDA and FTC, have a variety of remedies and processes available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labels or advertising, requiring consumer redress (for example, requiring that a company offer to repurchase products previously sold to consumers), seeking injunctive relief or product seizure and imposing civil penalties or commencing criminal prosecution. In addition, certain state agencies have similar authority, as well as the authority to prohibit or restrict the manufacture or sale of products within their jurisdiction. These federal and state agencies have in the past used these remedies in regulating participants in the nutritional products industry, including the imposition by federal agencies of civil penalties in the millions of dollars against a few industry participants. There can be no assurance that the regulatory environment in which the Company operates will not change or that such regulatory environment, or any specific action taken against the Company, will not result in a material adverse effect on the Company's business, financial condition or results of operations.* In addition, increased sales and publicity of nutritional supplements may result in increased regulatory scrutiny of the nutritional supplements industry.

     DIETARY SUPPLEMENT HEALTH AND EDUCATION ACT

     DSHEA was enacted in October 1994, amending the Food, Drug and Cosmetic Act. The Company believes this law is generally favorable to the dietary supplement industry.* DSHEA establishes a new statutory class of "dietary supplements," which includes vitamins, minerals, herbs, amino acids and other nutritional supplements for human use to supplement the diet and includes in such class all dietary ingredients on the market as of October 15, 1994.
Such class of nutritional supplements will not require the submission by the manufacturer or distributor of evidence of a history of use or other evidence of safety establishing that the supplement will reasonably be expected to be safe, but a nutritional supplement which contains a dietary ingredient which was not on the market as of October 15, 1994 does require such submission of evidence of a history of use or other evidence of safety. Among other things, this law prevents the further regulation of dietary ingredients as "food additives" and allows the use of statements of nutritional support on product labels.

PHARMACEUTICAL PRODUCTS

     GENERAL

     The Company's pharmaceutical products are classified as human biological drugs and their research, development and marketing are subject to substantial regulation by the FDA as well as state and local entities. The Federal Food, Drug and Cosmetic Act, the Public Health Service Act and other federal statutes govern the testing, manufacture, safety, effectiveness, approval, storage, recordkeeping, labeling, advertising and promotion of the Company's products. Noncompliance with applicable statutory and regulatory requirements may result in fines, recall or seizure of products, refusal to permit the Company to enter into government supply contracts, refusal to approve Product Licensing Applications ("PLA"), suspension or revocation of product licenses and establishment licenses previously granted, criminal prosecution, and debarment.

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

     PRODUCT LICENSING APPLICATION

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

     The Company's clinical trials are at an early stage, and the Company has not received approval from the FDA or any other government agency for the manufacturing or marketing of any of its pharmaceutical products. Consequently, the commencement of manufacturing and marketing of its pharmaceutical products is, in all likelihood, at least two to three years away.* Moreover, even after FDA approval of a PLA has been obtained, further studies will likely be required to provide additional data on safety or to gain approval for the use of a product as a treatment in clinical indications other than those for which the product was initially tested. The FDA may also require post-marketing testing and surveillance programs to monitor the product's effects. Significant side effects may prevent or limit the further marketing of the product, or move the FDA to withdraw its approval to market the product, either temporarily, for example, by ordering a product recall, or permanently, by withdrawing the New Drug Application ("NDA") or PLA approval. Continued compliance with all FDA requirements and the conditions in an approved application, including product specification, manufacturing process, labeling and promotional materials and record keeping and reporting requirements, is necessary for all products.

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

COMPETITION

NUTRITIONAL PRODUCTS

     The nutritional products area is highly competitive with many large nationally known manufacturers and many smaller manufacturers and marketers of nutritional products. The Company knows of no other company that is developing or marketing a product that incorporates antibody technology combined with active cultures and other ingredients. Potential competitors, however, could be larger than the Company, have greater access to capital and may be better able to withstand volatile market conditions. Moreover, because the nutritional products industry generally has low barriers to entry, additional competitors could enter the market at any time. In that regard, although the nutritional products industry to date has been characterized by many relatively small participants, national or international companies (which may include pharmaceutical companies or other suppliers to mass merchandisers) may seek to enter or to increase their presence in this industry, which would have a material adverse effect on the Company's competitive position.

     The Company has assessed the factors that may make it competitive in this environment and believes that its central strength is that its products will be unique and distinct in the marketplace by offering direct immune enhancing benefits that are currently not offered by a single product.*
Other nutritional or dietary supplement products, such as vitamins and herbs, may help the immune system to function better, but they do not provide specific immune protection against common pathogens.* The Company believes that its nutritional beverages will further be distinguished by the fact that they are fresh, refrigerated products that contain active cultures and antibodies while maintaining a superior taste to other nutritional beverages.*

PHARMACEUTICAL PRODUCTS

     The human pharmaceutical and biotechnology industries are subject to intense competition as well as rapid and significant technological change. The Company is aware of companies which are developing products that will compete for the same disease markets. The Company expects that the pharmaceutical and biotechnology industries will continue to experience rapid technological development which may render the Company's processes and products non-competitive or obsolete.

     The Company is aware of direct competition from companies with products designed to use immune mechanisms to treat infections and also potential competition from companies developing new antibiotics and other anti-infective substances. At least two companies, Biomune Systems, Inc. and ImmuCell Corp., are developing colostrum-derived or milk-derived antibody products for treating certain diseases; others are developing vaccines designed to elicit active immune defenses against H. PYLORI or C. DIFFICILE. Numerous pharmaceutical, biotechnology and chemical companies, academic institutions, governmental agencies and other public and private research organizations are conducting research and development in the area of infectious diseases, including research and development of new antibiotic products which will address the same diseases the Company has targeted. Many of these competitors, either alone or through collaborative arrangements with large pharmaceutical companies or academic institutions, have significantly greater financial, human and other resources and greater expertise in research and development, testing, manufacturing, marketing and distribution than the Company. Consequently, these competitors may succeed in developing, obtaining patent protection for, or commercializing technologies and products that are more effective, easier to use or less expensive than those the Company is developing. In addition, early entry into the market may have important advantages in gaining product acceptance and market share. Many of the Company's competitors, particularly large pharmaceutical companies, have significantly greater experience than the Company in conducting clinical trials and in obtaining FDA and other regulatory approvals of products. As a result, these competitors may succeed in obtaining regulatory approval earlier than the Company for products with similar indications. Moreover, if the Company is successful in forming a strategic alliance to commercialize its products, it may be required to compete with respect to manufacturing efficiency, an area in which it has no experience.

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

EMPLOYEES

     At December 31, 1997, the Company had 17 employees, three of whom have Ph.D. degrees and two of whom have M.D. degrees (one of which also has a Ph.D. degree). Nine employees are currently working in research and development and three employees are working in the clinical regulatory area. The Company believes its employee relationships are good.

RISK FACTORS

     Certain statements made in this Annual Report on Form 10-K, including those indicated by an asterisk above (some of which are summarized below), are forward-looking statements that involve risks and uncertainties, and actual results may differ. Factors that could cause actual results to differ include those identified below.

GENERAL

     The Company's ability to satisfy its anticipated cash requirements through approximately the first quarter of 1999 for its working capital and capital requirements will depend upon numerous factors, including the progress of the Company's research and development programs, clinical trials, the timing and cost of obtaining regulatory approvals, marketing activities and its ability to secure strategic alliances. The Company's capital requirements also will depend on the levels of resources devoted to the development of manufacturing capabilities, technological advances, the status of competitive products and the ability of the Company to establish strategic alliances to provide funding for research, development and marketing. The

Company's ability to continue funding its planned operations beyond the first quarter of 1999 is dependent upon its ability to obtain additional funds through product revenues, equity or debt financing, strategic alliances, license agreements or from other financing sources. A lack of adequate funding could eventually result in the insolvency or bankruptcy of the Company. At a minimum, if adequate funds are not available, the Company may be required to delay or to eliminate expenditures for certain of its product development efforts or to license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop itself. Because of the Company's significant long-term capital requirements, it may seek to raise funds when conditions are favorable, even if it does not have an immediate need for such additional capital at such time. If the Company has not raised funds prior to such time as the Company's needs for funding become immediate, the Company may be forced to raise funds when conditions are unfavorable which could result in significant dilution of the Company's current stockholders.

     Although at its inception GalaGen entered into a letter of intent with Land O'Lakes to enter into discussions regarding a strategic alliance for the commercialization of functional food products, no such discussions are currently underway. The Company intends to form additional strategic alliances that will leverage its technology to bring products to market, including alliances for marketing, manufacturing and distribution for all of its products. There are no assurances, however, that the Company will be able to form such strategic alliances. Without such alliances, the Company may not have the financial resources necessary to continue the development of certain, if not all, nutritional and pharmaceutical products.

NUTRITIONAL PRODUCTS

     The Company, like any manufacturer of products that are designed to be ingested, faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury. In the event that the Company does not have adequate insurance or contractual indemnification, product liability claims could have a material adverse effect on the Company. The Company is not currently a named defendant in any product liability lawsuit. The successful assertion or settlement of any uninsured claim, a significant number of insured claims, or a claim exceeding the Company's insurance coverage could have a material adverse effect on the Company.

     The Company will be highly dependent upon consumers' perception of the safety and quality of its products as well as similar products distributed by other companies. Thus, the mere publication of reports asserting that such products may be harmful could have a material adverse effect on the Company, regardless of whether such reports are scientifically supported and regardless of whether the harmful effects would be present at the dosages recommended for such products.

     Although the ingredients in the Company's products have a long history of human consumption, some of the Company's products may contain innovative ingredients or combinations of ingredients. Although the Company believes all of its potential products will be safe when taken as directed by the Company, there is little long-term experience with human consumption of certain of these innovative product ingredients or combinations thereof in concentrated form. Although the Company performs research and/or tests the formulation and production of its products, it will sponsor only limited clinical studies or rely on other outside published data.

     The nutritional products area is highly competitive with many large nationally known manufacturers and many smaller manufacturers and marketers of nutritional products. The Company currently knows of no other company that is developing or marketing a product that incorporates antibody technology combined with active cultures and other ingredients. Potential competitors, however, could be larger than the Company, have greater access to capital and may be better able to withstand volatile market conditions. Moreover, because the nutritional products industry generally has low barriers to entry, additional competitors could enter the market at any time. In that regard, although the nutritional products industry to date has been characterized by many relatively small participants, there can be no assurance that national or international companies (which may include pharmaceutical companies or other suppliers to mass merchandisers) will not seek to enter or to increase their presence in this industry. Increased competition in the industry could have a material adverse effect on the Company.

     Market and related data (including, without limitation, information as to the dollar amount of retail sales for the nutritional beverage market) were obtained from Frost & Sullivan, a competitive-market analysis firm. The Company has not independently verified the accuracy of such information, and, in any event, the methodology typically used in compiling market and related data means that such data is subject to inherent uncertainties and estimations. As a result, there can be no assurance as to the accuracy or completeness of the market and other similar information (including information as to sales) appearing in this Annual Report on Form 10-K.

     The Company believes that its pilot plant will meet the anticipated requirements for the production of nutritional products and believes that contract manufacturers would be available to increase its production capacity quickly, if required. However, given the limited manufacturing experience of the Company in nutritional products, no assurance can be given that the Company will be successful in producing acceptable product on a commercial scale and at acceptable costs in its pilot plant facility. The Company's nutritional products will be regulated by MDA under the appropriate license.

PHARMACEUTICAL PRODUCTS

     Diffistat-G will require additional research and development and further extensive clinical testing and regulatory approval prior to any commercial sales. There can be no assurance that clinical testing of any of the Company's products will be completed successfully within any specified time period, if at all, or that a partner will be found with adequate resources to fund further clinical testing or research and development if needed. Time required for completion of trials may be affected by the rate at which patients meeting trial criteria can be found and enrolled. Moreover, the Company or the FDA may suspend clinical trials at any time if the subjects or patients participating in such trials are thought to be exposed to unacceptable health risks. Although the Company believes that its products are safe, there can be no assurance that the Company will not encounter problems in clinical trials which will cause the Company or the FDA to suspend clinical trials or which will result in delays in the Company's clinical trials. The Company's human clinical trials were preceded by preclinical testing in animals, and the Company is continuing to conduct additional animal studies as part of its development program. Such testing may not be predictive of the results seen in humans.

     The Company believes that certain of its products in development may face a shorter and less expensive path to regulatory approval than many other biopharmaceutical products. Factors that the Company believes may result in a shorter and less expensive path include the favorable safety profile of the Company's products and that multiple products can be manufactured by the Company using a single, proprietary manufacturing process and facility, and as a result will not require separate investments in manufacturing facilities or process techniques. However, GalaGen is still at an early stage of product development. The Company does not have the approval of the FDA for the sale of any products, nor is the Company aware of any other FDA-approved biologic based on bovine colostrum-derived polyclonal antibody technology for the human health care market. The Company's products will require significant laboratory and clinical testing, additional development and investment prior to commercialization. There can be no assurance that any of the Company's product development efforts will be successful or that any candidate products will prove to be safe and effective in clinical trials and receive necessary regulatory approvals. Even if the Company is able to develop products that receive required regulatory approvals, there can be no assurance that any such products will achieve market acceptance and be commercially successful.

     The Company believes that its pilot plant will meet the anticipated requirements for the production of pharmaceutical products, either for sale or clinical requirements, in 1998 and believes that contract manufacturers would be available to increase its production capacity quickly, if required. The Company does not anticipate that it will need to fully validate the facility for pharmaceutical purposes in 1998. To successfully establish commercial pharmaceutical manufacturing capacity, the Company will have to scale up its manufacturing processes and demonstrate the ability to consistently manufacture a clinically safe pharmaceutical product. Given the limited manufacturing experience of the Company in pharmaceutical products, no assurance can be given that the Company will be successful in producing acceptable product on a commercial scale and at acceptable costs in its pilot plant facility. The Company's pharmaceutical products will be regulated by FDA as human biologics, respectively, and its manufacturing facility may have to be operational prior to its potential partner completing required pivotal clinical trials.

     The human pharmaceutical and biotechnology industries are subject to intense competition as well as rapid and significant technological change. The Company expects that the human pharmaceutical and biotechnology industries will continue to experience rapid technological development which may render the Company's processes and products noncompetitive or obsolete. GalaGen is also aware of companies which are developing products that will compete for the same disease markets as several of the Company's products. Many of these competitors, or potential competitors, either alone or through collaborative arrangements with large pharmaceutical companies or academic institutions, have significantly greater financial, human and other resources and greater expertise in research and development, testing, manufacturing, marketing and distribution than the Company. Consequently, these competitors may succeed in developing, obtaining patent protection for, or commercializing technologies and products that are more effective, easier to use or less expensive than those GalaGen is developing.

ITEM 2.   PROPERTIES

     The Company leases approximately 4,500 square feet of administrative and laboratory space at the Land O'Lakes corporate office located in Arden Hills, Minnesota. In addition, the Company leases a portion of the existing Land O'Lakes pilot plant facility in Arden Hills for its current manufacturing needs to process antibody products for development, early stage clinical use and potential commercial use. At the end of 1996, the Company completed its
pilot plant.   Management believes that the Company's facilities are suitable and adequate for current office, research and manufacturing requirements.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceeding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM X.   EXECUTIVE OFFICERS OF REGISTRANT

     The executive officers of the Company are:

  Name                            Age                  Position
  ----                            ---                  --------
  Robert A. Hoerr, M.D., Ph.D.     48      President and Chief Executive Officer
  John G. Watson                   53      Chief Operating Officer
  Eileen F. Bostwick, Ph.D.        47      Vice President, Research and
                                           Development
  Michael E. Cady                  45      Vice President, Manufacturing and
                                           Engineering
  Francois Lebel, M.D., FRCPC      46      Vice President, Scientific and
                                           Regulatory Affairs
  Gregg A. Waldon                  37      Vice President, Chief Financial
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

     JOHN G. WATSON has served as Chief Operating Officer of the Company since September 1996. From February 1992 to August 1996, Mr. Watson was President of Bioconsult, a consulting company servicing the biotechnology and pharmaceutical industry. Mr. Watson was Chief Operating Officer at Vestar, Inc., a pharmaceutical company (now NeXstar Pharmaceuticals, Inc., a biopharmaceutical company), from October 1988 to January 1992. From January 1982 to September 1988, Mr. Watson held various positions with American Cyanamid Company Corporation, a pharmaceutical, medical device and agricultural products company (now American Home Products, a pharmaceutical and consumer products company), including Director of Pharmaceutical and Medical Device Operation, Far East and Australia, and Chief Executive Officer of Northern Europe Operations. From 1980 to December 1982, Mr. Watson was a Pharmaceutical Product Director at Johnson & Johnson, a manufacturer of pharmaceuticals and health, baby and other products. Prior to that time he held various positions with The Dow Chemical Company, a manufacturer of chemicals, plastics and household pharmaceutical products, in London, England, Zurich, Switzerland and Midland, Michigan. A graduate of Cambridge University, England, Mr. Watson earned his MBA as a Fulbright Scholar at Indiana University, Bloomington in 1973.

     EILEEN F. BOSTWICK, PH.D., has served as Manager of Research and Development since July 1992, Director of Research and Development since September 1993 and Vice President of Research & Development since March 1997. Dr. Bostwick joined the Company's predecessor, Procor Technologies, Inc. ("Procor") in 1988 as Immunology Group Leader. Prior thereto, Dr. Bostwick was a Senior Immunologist in the Biotechnology Section at Minnesota Mining & Manufacturing. Dr. Bostwick received her B.S. and M.S. degrees from Michigan State University in Dairy Science, and her Ph.D. in immunology and physiology from the University of Minnesota.

     MICHAEL E. CADY has served as Vice President, Manufacturing and Engineering of the Company since July 1992. From January 1988 to July 1992, Mr. Cady served as Director of Operations for Procor. From 1979 to 1988, Mr. Cady held engineering and planning positions within several operating groups at Land O'Lakes. Mr. Cady was a member of the Land O'Lakes group that evaluated and implemented the polyclonal antibody technology used as a basis for the Company's manufacturing process. Prior to joining Land O'Lakes Mr. Cady was an engineer at Swift & Company, a food processing company. Mr. Cady received his B.S. in Engineering from the University of Iowa and earned his M.B.A. from the University of St. Thomas in 1985.

     FRANCOIS LEBEL, M.D., FRCPC has served as Vice President, Scientific and Regulatory Affairs of the Company since December 1996. From April 1991 to October 1992, Dr. Lebel was Medical Director of Burroughs Wellcome Inc., a research-based pharmaceutial company. In October 1992, he was promoted to Vice President, Scientific Affairs for its Canadian operations and became a core member of the Research Committee of Burroughs Wellcome Co. (U.S.A.), a post he held until May 1995. From July 1985 to November 1996, Dr. Lebel served as an Assistant Professor of Medicine at McGill University and as an Associate Physician in the Division of Infectious Disease at Montreal General Hospital, in Canada. Dr. Lebel earned his B.Sc. in Biology and his M.D. at the University of Ottawa, Canada. He completed his post-graduate and research training at McGill University and Harvard Medical School.

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

                                   PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Incorporated herein by reference is the information appearing under the heading "Market For Registrant's Common Equity and Related Stockholder Matters" in the Company's Annual Report to Stockholders for the year ended December 31, 1997 (the "1997 Annual Report").

ITEM 6.   SELECTED FINANCIAL DATA

     Incorporated herein by reference is the information appearing under the heading "Selected Financial Data" in the 1997 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated herein by reference is the information appearing under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1997 Annual Report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Incorporated herein by reference is the information appearing under the headings "Balance Sheets", "Statements of Operations", "Statement of Changes in Stockholders' Equity", "Statements of Cash Flows", "Notes to Financial Statements" and "Report of Independent Auditors" in the 1997 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference is the information appearing under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement dated March 30, 1998 (the "Proxy Statement"). See also Part I hereof under the heading "Item X. Executive Officers of Registrant".

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference is the information appearing under the headings "Report of the Compensation Committee", "Executive Compensation" and "Comparative Stock Performance" in the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference is the information appearing under the heading "Security Ownership of Principal Stockholders and Management" in the Company's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference is the information appearing under the heading "Certain Relationships and Related Transactions" in the Company's Proxy Statement.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

     1.   Financial Statements:

                The consolidated financial statements of the Company are incorporated herein by reference from the information appearing under the headings "Balance Sheets", "Statements of Operations", "Statement of Changes in Stockholders' Equity", "Statements of Cash Flows", "Notes to Financial Statements" and "Report of Independent Auditors" in the 1997 Annual Report.

     2.   Financial Statement Schedules:

               Financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 1997.

(c)  Exhibits:

     The following exhibits are filed as part of this Annual Report on Form 10-K for the year ended December 31, 1997.

     Exhibit No.      Description                                                          Method of Filing
     -----------      -----------                                                          ----------------
        3.2           Restated Certificate of Incorporation of the Company.(3)             Incorporated By
                                                                                           Reference

        3.4           Restated Bylaws of the Company.(1)                                   Incorporated By
                                                                                           Reference

        4.1           Specimen Common Stock Certificate.(1)                                Incorporated By
                                                                                           Reference

        4.2           Warrant to purchase 13,541 shares of Common Stock of the Company     Incorporated By
                      issued to Piper Jaffray Inc., dated January 26, 1993.(1)             Reference

        4.3           Warrant to purchase 20,312 shares of Common Stock of the Company     Incorporated By
                      issued to Gus A. Chafoulias, dated October 12, 1993.(1)              Reference

        4.4           Warrant to purchase 20,312 shares of Common Stock of the Company     Incorporated By
                      issued to John Pappajohn, dated October 12, 1993.(1)                 Reference

        4.5           Warrant to purchase 9,479 shares of Common Stock of the Company      Incorporated By
                      issued to Cato Holding Company, dated June 21, 1994.(1)              Reference

        4.6           Form of Common Stock Warrant to purchase shares of Common Stock      Incorporated By
                      of the Company, issued in connection with the sale of                Reference



     Exhibit No.      Description                                                          Method of Filing
     -----------      -----------                                                          ----------------
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

        4.11          Warrant to purchase 18,250 shares of Common Stock of the Company     Incorporated By
                      issued to IAI Investment Funds VI, Inc. (IAI Emerging Growth         Reference
                      Fund), dated January 30, 1996.(1)

        4.12          Warrant to purchase 6,250 shares of Common Stock of the Company      Incorporated By
                      issued to IAI Investment Funds IV, Inc. (IAI Regional Fund),         Reference
                      dated January 30, 1996.(1)

        4.13          Warrant to purchase 25,000 shares of Common Stock of the Company     Incorporated By
                      issued to John Pappajohn, dated February 2, 1996.(1)                 Reference

        4.14          Warrant to purchase 25,000 shares of Common Stock of the Company     Incorporated By
                      issued to Edgewater Private Equity Fund, L.P., dated February 2,     Reference
                      1996.(1)

        4.15          Warrant to purchase 10,000 shares of Common Stock of the Company     Incorporated By
                      issued to Joseph Giamenco, dated February 2, 1996.(1)                Reference

        4.16          Warrant to purchase 25,000 shares of Common Stock of the Company     Incorporated By
                      issued to Gus A. Chafoulias, dated February 2, 1996.(1)              Reference

        4.17          Warrant to purchase 25,000 shares of Common Stock of the Company     Incorporated By
                      issued to JIBS Equities, dated February 2, 1996.(1)                  Reference

        4.18          Warrant to purchase 25,000 shares of Common Stock of the Company     Incorporated By
                      issued to Land O Lakes, Inc., dated February 2, 1996.(1)             Reference

        4.19          6% Convertible Debenture Purchase Agreement dated November 18,       Incorporated By
                      1997 among the Company and the Purchasers named therein.(8)          Reference

        4.20          Registration Rights Agreement dated November 18, 1997 among the      Incorporated By
                      Company and the Holders named therein.(9)                            Reference

        4.21          6% Convertible Debenture due May 18, 1999 issued to CPR (USA)        Incorporated By
                      Inc. dated November 18, 1997.(10)                                    Reference



     Exhibit No.      Description                                                          Method of Filing
     -----------      -----------                                                          ----------------

         4.22         6% Convertible Debenture due May 18, 1999 issued to Libertyview      Incorporated By
                      Plus Fund dated November 18, 1997.(11)                               Reference

         4.23         6% Convertible Debenture due May 18, 1999 issued to Libertyview      Incorporated By
                      Fund, LLC dated November 18, 1997.(12)                               Reference

         4.24         Stock Purchase Warrant issued to CPR (USA) Inc. dated                Incorporated By
                      November 18, 1997.(13)                                               Reference

         4.25         Stock Purchase Warrant issued to Libertyview Plus Fund dated         Incorporated By
                      November 18, 1997.(14)                                               Reference

         4.26         Stock Purchase Warrant issued to Libertyview Fund, LLC dated         Incorporated By
                      November 18, 1997.(15)                                               Reference

         4.27         Warrant issued to CLARCO Holdings dated as of                        Incorporated By
                      December 1,1997.(16)                                                 Reference

         4.28         Warrant issued to CLARCO Holdings dated as of                        Incorporated By
                      December 1,1997.(17)                                                 Reference

         4.29         Warrant issued to CLARCO Holdings dated as of                        Incorporated By
                      December 1,1997.(18)                                                 Reference

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

        *10.5         GalaGen Inc. 1992 Stock Plan, as amended.(5)                         Incorporated By
                                                                                           Reference

         10.7         Stock and Warrant Purchase Agreement between the Company and         Incorporated By
                      Chiron Corporation dated March 20, 1995.(1)                          Reference

        #10.8         License and Collaboration Agreement between the Company and          Incorporated By
                      Chiron Corporation dated March 20, 1995.(1)                          Reference

        *10.9         GalaGen Inc. Employee Stock Purchase Plan, as amended.(2)            Incorporated By
                                                                                           Reference

        10.10         Credit Agreement between the Company and Norwest Bank Minnesota,     Incorporated By
                      N.A., dated as of January 24, 1996.(1)                               Reference

        10.11         Commitment Letter between the Company and Cargill Leasing            Incorporated By
                      Corporation, dated June 5, 1996.(2)                                  Reference

        10.12         Master Equipment Lease between the Company and Cargill Leasing       Incorporated By
                      Corporation, dated June 6, 1996.(2)                                  Reference



     Exhibit No.      Description                                                          Method of Filing
     -----------      -----------                                                          ----------------

        10.13         Agreement for Progress Payments between the Company and Cargill      Incorporated By
                      Leasing Corporation, dated June 6, 1996.(2)                          Reference

        10.14         Agreement for Lease between the Company and Land O'Lakes, dated      Incorporated By
                      June 3, 1996.(2)                                                     Reference

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

       *10.17         Letter agreement with Francois Lebel, M.D., dated December 27,       Incorporated By
                      1996.(4)                                                             Reference

       *10.18         Consulting agreement with Stanley Falkow, Ph.D., dated               Incorporated By
                      January 15, 1997.(4)                                                 Reference

       *10.19         GalaGen Inc. Annual Short Term Incentive Cash Compensation           Incorporated By
                      Plan.(4)                                                             Reference

       *10.20         GalaGen Inc. Annual Long Term Incentive Stock Option                 Incorporated By
                      Compensation Plan.(4)                                                Reference

       *10.21         GalaGen Inc. 1997 Incentive Plan.(6)                                 Incorporated By
                                                                                           Reference

        10.22         Master Loan and Security Agreement with TransAmerica Business        Incorporated By
                      Credit Corporation dated June 8, 1997.(7)                            Reference

        10.23         Amended  and  Restated License Agreement between the Company and     Electronic
                      Land O'Lakes dated March 11, 1998.                                   Transmission

         11.1         Statement re: computation of per share earnings (loss).              Electronic
                                                                                           Transmission

         13.1         1997 Annual Report to Stockholders                                   Electronic
                                                                                           Transmission

         23.1         Consent of Ernst & Young LLP.                                        Electronic
                                                                                           Transmission

         27.1         Financial Data Schedule for Year Ended December 31, 1997.            Electronic
                                                                                           Transmission

         27.2         Restated  Financial  Data  Schedule  for Quarter ended March 31,     Electronic
                      1996.                                                                Transmission

     -----------------------------------------------

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

      (8) Incorporated herein by reference to Exhibit No. 4.4 to the Company's Registration Statement on Form S-3 (Registration No. 333-41151).

      (9) Incorporated herein by reference to Exhibit No. 4.5 to the Company's Registration Statement on Form S-3 (Registration No. 333-41151).

     (10) Incorporated herein by reference to Exhibit No. 4.6 to the Company's Registration Statement on Form S-3 (Registration No. 333-41151).

     (11) Incorporated herein by reference to Exhibit No. 4.7 to the Company's Registration Statement on Form S-3 (Registration No. 333-41151).

     (12) Incorporated herein by reference to Exhibit No. 4.8 to the Company's Registration Statement on Form S-3 (Registration No. 333-41151).

     (13) Incorporated herein by reference to Exhibit No. 4.9 to the Company's Registration Statement on Form S-3 (Registration No. 333-41151).

     (14) Incorporated herein by reference to Exhibit No. 4.10 to the Company's Registration Statement on Form S-3 (Registration No. 333-41151).

     (15) Incorporated herein by reference to Exhibit No. 4.11 to the Company's Registration Statement on Form S-3 (Registration No. 333-41151).

     (16) Incorporated herein by reference to Exhibit No. 4.12 to Amendment No. 1 to the Company's Registration Statement on Form S-3 (Registration No. 333-41151).

     (17) Incorporated herein by reference to Exhibit No. 4.13 to Amendment No. 1 to the Company's Registration Statement on Form S-3 (Registration No. 333-41151).

     (18) Incorporated herein by reference to Exhibit No. 4.14 to Amendment No. 1 to the Company's Registration Statement on Form S-3 (Registration No. 333-41151).

     * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

     # Contains portions for which confidential treatment has been granted to the Company.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 30, 1998.

                                   GALAGEN INC.


                                   By   /s/ Robert A. Hoerr
                                      --------------------------------------
                                        Robert A. Hoerr, M.D., Ph.D.
                                        Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 1998.


                                    /s/ Robert A. Hoerr
                                   --------------------------------------------
                                   Robert A. Hoerr, Chief Executive Officer and
                                   President (Principal Executive Officer)
                                   and  Director


                                    /s/ Gregg A. Waldon
                                   --------------------------------------------
                                   Gregg A. Waldon, Vice President, Chief
                                   Financial Officer, Treasurer and Secretary
                                   (Principal Financial Officer and Principal
                                   Accounting Officer)


                                    /s/ Arthur D. Collins, Jr.
                                   --------------------------------------------
                                   Arthur D. Collins, Jr., Director


                                    /s/ Stanley Falkow
                                   --------------------------------------------
                                   Stanley Falkow, Director



                                    /s/ Ronald O. Ostby
                                   --------------------------------------------
                                   Ronald O. Ostby, Director



                                    /s/ R. David Spreng
                                   --------------------------------------------
                                   R. David Spreng, Director


                                    /s/ Winston R. Wallin
                                   --------------------------------------------
                                   Winston R. Wallin, Director

                                 EXHIBIT INDEX


Exhibit    Description                                             Method of Filing
-------    -----------                                             ----------------

 3.2       Restated Certificate of Incorporation of the            Incorporated By
           Company.(3)                                             Reference

 3.4       Restated Bylaws of the Company.(1)                      Incorporated By
                                                                   Reference

 4.1       Specimen common stock Certificate.(1)                   Incorporated By
                                                                   Reference

 4.2       Warrant to purchase 13,541 shares of common stock       Incorporated By
           of the Company issued to Piper Jaffray Inc., dated      Reference
           January 26, 1993.(1)

 4.3       Warrant to purchase 20,312 shares of common stock       Incorporated By
           of the Company issued to Gus A. Chafoulias, dated       Reference
           October 12, 1993.(1)

 4.4       Warrant to purchase 20,312 shares of common stock       Incorporated By
           of the Company issued to John Pappajohn, dated          Reference
           October 12, 1993.(1)

 4.5       Warrant to purchase 9,479 shares of common stock        Incorporated By
           of the Company issued to Cato Holding Company,          Reference
           dated June 21, 1994.(1)

 4.6       Form of common stock Warrant to purchase shares of      Incorporated By
           common stock of the Company, issued in connection       Reference
           with the sale of Convertible Promissory Notes.(1)

 4.7       Warrant to purchase 17,144 shares of Series F-1         Incorporated By
           Convertible Preferred Stock of the Company issued       Reference
           to Chiron Corporation, dated March 29, 1995.(1)

 4.8       Warrant to purchase 42,856 shares of Series F-2         Incorporated By
           Convertible Preferred Stock of the Company issued       Reference
           to Chiron Corporation, dated March 29, 1995.(1)

 4.9       Warrant to purchase 60,000 shares of Series F-3         Incorporated By
           Convertible Preferred Stock of the Company issued       Reference
           to Chiron Corporation, dated March 29, 1995.(1)

4.10       Warrant to purchase 80,000 shares of Series F-3         Incorporated By
           Convertible Preferred Stock of the Company issued       Reference
           to Chiron Corporation, dated March 29, 1995.(1)

4.11       Warrant to purchase 18,250 shares of common stock       Incorporated By
           of the Company issued to IAI Investment Funds VI,       Reference
           Inc. (IAI Emerging Growth Fund), dated January 30,
           1996.(1)

4.12       Warrant to purchase 6,250 shares of common stock        Incorporated By
           of the Company issued to IAI Investment Funds IV,       Reference
           Inc. (IAI Regional Fund), dated January 30,
           1996.(1)

4.13       Warrant to purchase 25,000 shares of common stock       Incorporated By
           of the Company issued to John Pappajohn, dated          Reference
           February 2, 1996.(1)



Exhibit    Description                                             Method of Filing
-------    -----------                                             ----------------

 4.14      Warrant to purchase 25,000 shares of common stock       Incorporated By
           of the Company issued to Edgewater Private Equity       Reference
           Fund, L.P., dated February 2, 1996.(1)

 4.15      Warrant to purchase 10,000 shares of common stock       Incorporated By
           of the Company issued to Joseph Giamenco, dated         Reference
           February 2, 1996.(1)

 4.16      Warrant to purchase 25,000 shares of common stock       Incorporated By
           of the Company issued to Gus A. Chafoulias, dated       Reference
           February 2, 1996.(1)

 4.17      Warrant to purchase 25,000 shares of common stock       Incorporated By
           of the Company issued to JIBS Equities, dated           Reference
           February 2, 1996.(1)

 4.18      Warrant to purchase 25,000 shares of common stock       Incorporated By
           of the Company issued to Land O'Lakes, Inc., dated      Reference
           February 2, 1996.(1)

 4.19      6% Convertible Debenture Purchase Agreement dated       Incorporated By
           November 18, 1997 among the Company and the             Reference
           Purchasers named therein.(8)

 4.20      Registration  Rights  Agreement dated November 18,      Incorporated By
           1997 among the Company and the Holders named            Reference
           therein.(9)

 4.21      6% Convertible Debenture due May 18, 1999 issued        Incorporated By
           to CPR (USA) Inc. dated November 18, 1997.(10)          Reference

 4.22      6% Convertible Debenture due May 18, 1999 issued        Incorporated By
           to Libertyview Plus Fund dated November 18,             Reference
           1997.(11)

 4.23      6% Convertible Debenture due May 18, 1999 issued        Incorporated By
           to Libertyview Fund, LLC dated November 18,             Reference
           1997.(12)

 4.24      Stock Purchase Warrant issued to CPR (USA) Inc.         Incorporated By
           dated November 18, 1997.(13)                            Reference

 4.25      Stock Purchase Warrant issued to Libertyview Plus       Incorporated By
           Fund dated November 18, 1997.(14)                       Reference

 4.26      Stock Purchase Warrant issued to Libertyview Fund,      Incorporated By
           LLC dated November 18, 1997.(15)                        Reference

 4.27      Warrant issued to CLARCO Holdings dated as of           Incorporated By
           December 1,1997.(16)                                    Reference

 4.28      Warrant issued to CLARCO Holdings dated as of           Incorporated By
           December 1,1997.(17)                                    Reference

 4.29      Warrant issued to CLARCO Holdings dated as of           Incorporated By
           December 1,1997.(18)                                    Reference

#10.1      License Agreement between the Company and Land          Incorporated By
           O'Lakes dated May 7, 1992.(1)                           Reference



Exhibit    Description                                             Method of Filing
-------    -----------                                             ----------------

 #10.2     Royalty Agreement between the Company and Land          Incorporated By
           O'Lakes dated May 7, 1992.(1)                           Reference

 #10.3     Supply Agreement between the Company and Land           Incorporated By
           O'Lakes dated May 7, 1992.(1)                           Reference

  10.4     Master Services Agreement between the Company and       Incorporated By
           Land O'Lakes dated May 7, 1992.(1)                      Reference

 *10.5     GalaGen Inc. 1992 Stock Plan, as amended.(5)            Incorporated By
                                                                   Reference

  10.7     Stock and Warrant Purchase Agreement between the        Incorporated By
           Company and Chiron Corporation dated March 20,          Reference
           1995.(1)

 #10.8     License and Collaboration Agreement between the         Incorporated By
           Company and Chiron Corporation dated March 20,          Reference
           1995.(1)

 *10.9     GalaGen Inc. Employee Stock Purchase Plan, as           Incorporated By
           amended.(2)                                             Reference

 10.10     Credit Agreement between the Company and Norwest        Incorporated By
           Bank Minnesota, N.A., dated as of January 24,           Reference
           1996.(1)

 10.11     Commitment Letter between the Company and Cargill       Incorporated By
           Leasing Corporation, dated June 5, 1996.(2)             Reference

 10.12     Master Equipment Lease between the Company and          Incorporated By
           Cargill Leasing Corporation, dated June 6, 1996.(2)     Reference


 10.13     Agreement for Progress Payments between the             Incorporated By
           Company and Cargill Leasing Corporation, dated          Reference
           June 6, 1996.(2)

 10.14     Agreement for Lease between the Company and Land        Incorporated By
           O'Lakes, dated June 3, 1996.(2)                         Reference

*10.15     Letter agreement with John G. Watson dated              Incorporated By
           September 14, 1996.(3)                                  Reference

#10.16     Agreement with Colorado Animal Research                 Incorporated By
           Enterprises, Inc. dated November 1, 1996.(4)            Reference

*10.17     Letter agreement with Francois Lebel, M.D., dated       Incorporated By
           December 27, 1996.(4)                                   Reference

*10.18     Consulting agreement with Stanley Falkow, Ph.D.,        Incorporated By
           dated January 15, 1997.(4)                              Reference

*10.19     GalaGen Inc. Annual Short Term Incentive Cash           Incorporated By
           Compensation Plan.(4)                                   Reference

*10.20     GalaGen Inc. Annual Long Term Incentive Stock           Incorporated By
           Option Compensation Plan.(4)                            Reference



Exhibit    Description                                             Method of Filing
-------    -----------                                             ----------------

*10.21     GalaGen Inc. 1997 Incentive Plan.(6)                    Incorporated By
                                                                   Reference

 10.22     Master Loan and Security Agreement with                 Incorporated By
           TransAmerica Business Credit Corporation dated          Reference
           June 8, 1997.(7)

 10.23     Amended and Restated License Agreement between the      Electronic
           Company and Land O'Lakes dated March 11, 1998.          Transmission

  11.1     Statement re: computation of per share earnings         Electronic
           (loss).                                                 Transmission

  13.1     1997 Annual Report to Stockholders                      Electronic
                                                                   Transmission

  23.1     Consent of Ernst & Young LLP.                           Electronic
                                                                   Transmission

  27.1     Financial  Data  Schedule  for Year ended December      Electronic
           31, 1997.                                               Transmission

  27.2     Restated Financial Data Schedule for Quarter ended      Electronic
           March 31, 1996.                                         Transmission

-----------------------------

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

  (8) Incorporated herein by reference to Exhibit No. 4.4 to the Company's Registration Statement on Form S-3 (Registration No. 333-41151).

  (9) Incorporated herein by reference to Exhibit No. 4.5 to the Company's Registration Statement on Form S-3 (Registration No. 333-41151).

 (10) Incorporated herein by reference to Exhibit No. 4.6 to the Company's Registration Statement on Form S-3 (Registration No. 333-41151).

 (11) Incorporated herein by reference to Exhibit No. 4.7 to the Company's Registration Statement on Form S-3 (Registration No. 333-41151).

 (12) Incorporated herein by reference to Exhibit No. 4.8 to the Company's Registration Statement on Form S-3 (Registration No. 333-41151).

 (13) Incorporated herein by reference to Exhibit No. 4.9 to the Company's Registration Statement on Form S-3 (Registration No. 333-41151).

 (14) Incorporated herein by reference to Exhibit No. 4.10 to the Company's Registration Statement on Form S-3 (Registration No. 333-41151).

 (15) Incorporated herein by reference to Exhibit No. 4.11 to the Company's Registration Statement on Form S-3 (Registration No. 333-41151).

 (16) Incorporated herein by reference to Exhibit No. 4.12 to Amendment No. 1 to the Company's Registration Statement on Form S-3 (Registration No. 333-41151).

 (17) Incorporated herein by reference to Exhibit No. 4.13 to Amendment No. 1 to the Company's Registration Statement on Form S-3 (Registration No. 333-41151).

 (18) Incorporated herein by reference to Exhibit No. 4.14 to Amendment No. 1 to the Company's Registration Statement on Form S-3 (Registration No. 333-41151).

* Management contact or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

# Contains portions for which confidential treatment has been granted to the Company.