Form 10-Q
period 1998-03-31
GALAGEN INC
filed 1998-05-14
CIK 889872

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                                     FORM 10-Q

(Mark One)

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the Quarterly Period Ended March 31, 1998.
                                         ---------------
                                         or

[   ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934
          For the Transition Period from ---------------- to ----------------.

Commission file number 0-27976.

                                     GalaGen Inc.
                                 ----------------------
               (Exact name of registrant as specified in its charter)

               Delaware                                 41-1719104
              ----------                                -----------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)

     4001 Lexington Ave. North
     Arden Hills, Minnesota                                   55126
     --------------------------                             --------
     (Address of principal executive offices)               (Zip Code)

                                    (612) 481-2105
                                   ----------------
                (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value--7,992,795 shares as of May 1, 1998.

                                       INDEX

                                    GALAGEN INC.
                           (A DEVELOPMENT STAGE COMPANY)


                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Balance Sheets - March 31, 1998 and December 31, 1997. . . . . .    3

          Statements of Operations - Three months ended
          March 31, 1998 and March 31, 1997 and for the period
          November 17, 1987 (inception) through March 31, 1998.  . . . . .    4

          Statements of Cash Flows - Three months ended
          March 31, 1998 and March 31, 1997 and for the period
          November 17, 1987 (inception) through March 31, 1998.  . . . . .    5

          Notes to Financial Statements . . . . . . . . . .  . . . . . . .    6

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations.. . . . . . . .    8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk . . .   12


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .   13

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    GALAGEN INC.
                           (A DEVELOPMENT STAGE COMPANY)
                                   BALANCE SHEETS

                                                               MARCH 31, 1998    DECEMBER 31, 1997
                                                               --------------    -----------------
                                                                 (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . .   $    749,020        $    155,908
  Available-for-sale securities. . . . . . . . . . . . . . .      5,923,556           7,511,619
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . .         45,519             196,672
                                                               ------------        ------------
Total current assets . . . . . . . . . . . . . . . . . . . .      6,718,095           7,864,199

Property, plant and equipment. . . . . . . . . . . . . . . .      1,895,097           1,869,974
  Less accumulated depreciation. . . . . . . . . . . . . . .       (471,831)           (363,355)
                                                               ------------        ------------
                                                                  1,423,266           1,506,619

Deferred expenses. . . . . . . . . . . . . . . . . . . . . .        153,427             158,953
                                                               ------------        ------------

Total assets . . . . . . . . . . . . . . . . . . . . . . . .   $  8,294,788        $  9,529,771
                                                               ------------        ------------
                                                               ------------        ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . .   $    364,786        $    559,498
  Note payable . . . . . . . . . . . . . . . . . . . . . . .        248,005             238,250
  Accrued expenses . . . . . . . . . . . . . . . . . . . . .         53,510              38,129
                                                               ------------        ------------
Total current liabilities. . . . . . . . . . . . . . . . . .        666,301             835,877

Commitments

Convertible notes, net of discount . . . . . . . . . . . . .        722,908           1,071,818
Note payable, long term portion. . . . . . . . . . . . . . .        858,218             923,998
Other long-term liabilities. . . . . . . . . . . . . . . . .         45,000              45,000

Stockholders' equity:
  Preferred Stock, $.01 par value:
     Authorized shares - 15,000,000
     Issued and outstanding shares - none. . . . . . . . . .              -                   -
  Common stock, $.01 par value:
     Authorized shares - 40,000,000
     Issued and outstanding shares - 7,962,198 at
      March 31, 1998; 7,234,974 in 1997. . . . . . . . . . .         79,622              72,350
Additional paid-in capital . . . . . . . . . . . . . . . . .     60,182,342          59,669,586
Deficit accumulated during the development stage . . . . . .    (54,036,149)        (52,819,054)
Deferred compensation. . . . . . . . . . . . . . . . . . . .       (223,454)           (269,804)
                                                               ------------        ------------
Total stockholders' equity . . . . . . . . . . . . . . . . .      6,002,361           6,653,078
                                                               ------------        ------------

Total liabilities and stockholders' equity . . . . . . . . .   $  8,294,788        $  9,529,771
                                                               ------------        ------------
                                                               ------------        ------------


                               See accompanying notes.

Note: The balance sheet at December 31, 1997 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                    GALAGEN INC.
                           (A DEVELOPMENT STAGE COMPANY)

                        STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                                         PERIOD FROM
                                                                                                      NOVEMBER 17, 1987
                                                                                                       (INCEPTION) TO
                                                                 THREE MONTHS ENDED MARCH 31             MARCH 31,
                                                               --------------------------------
                                                                    1998                1997               1998
                                                               --------------------------------------------------------
Revenues:
  Product sales. . . . . . . . . . . . . . . . . . . .         $      3,050        $          -       $   1,452,643
  Product royalties. . . . . . . . . . . . . . . . . .                    -                   -              62,747
  Research and development revenues. . . . . . . . . .                    -                   -             396,350
                                                               ------------        ------------       -------------
                                                                      3,050                   -           1,911,740
Operating costs and expenses:
  Cost of goods sold . . . . . . . . . . . . . . . . .                1,525                   -           3,470,236
  Research and development . . . . . . . . . . . . . .              608,368           1,119,214          27,739,721
  General and administrative . . . . . . . . . . . . .              514,911             573,996          16,529,507
                                                               ------------        ------------       -------------
                                                                  1,124,804           1,693,210          47,739,464
                                                               ------------        ------------       -------------
Operating loss . . . . . . . . . . . . . . . . . . . .           (1,121,754)         (1,693,210)        (45,827,724)

Interest income. . . . . . . . . . . . . . . . . . . .              124,549             116,282           1,330,223
Interest expense . . . . . . . . . . . . . . . . . . .             (219,890)                  -          (2,847,225)
                                                               ------------        ------------       -------------
Net loss before extraordinary gain . . . . . . . . . .           (1,217,095)         (1,576,928)        (47,344,726)
Extraordinary gain on extinguishment of debt . . . . .                    -                   -             605,421
Net loss for the period and deficit accumulated
 during the development stage. . . . . . . . . . . . .           (1,217,095)          (1576,928)        (46,739,305)
Less preferred stock dividends . . . . . . . . . . . .                    -                   -          (7,296,844)
                                                               ------------        ------------       --------------

Net loss applicable to common stockholders . . . . . .         $ (1,217,095)       $ (1,576,928)      $ (54,036,149)
                                                               ------------        ------------       -------------
                                                               ------------        ------------       -------------

Net loss per share applicable to common stockholders
     Basic and Diluted . . . . . . . . . . . . . . . .         $      (0.16)       $      (0.22)      $      (19.87)

Weighted average number of common shares outstanding
     Basic and Diluted . . . . . . . . . . . . . . . .            7,506,438           7,163,769           2,719,613

                               See accompanying notes.

                                       GALAGEN INC.
                              (A DEVELOPMENT STAGE COMPANY)

                             STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                         PERIOD FROM
                                                                                                      NOVEMBER 17, 1987
                                                                 THREE MONTHS ENDED MARCH 31            (INCEPTION) TO
                                                               -------------------------------             MARCH 31,

                                                                    1998                1997               1997
                                                               --------------------------------------------------------
OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . . . .         $ (1,217,095)       $ (1,576,928)      $ (54,036,149)
Adjustments to reconcile net loss to cash used in
  operating activities:
  Depreciation and amortization. . . . . . . . . . . .              384,197              87,410           2,774,954
  Preferred stock dividend . . . . . . . . . . . . . .                    -                   -           7,296,844
  Warrants issued, net . . . . . . . . . . . . . . . .                    -                   -             907,064
  Extraordinary gain on extinguishment of debt . . . .                    -                   -            (605,421)
  Equity/debt issued for services. . . . . . . . . . .                    -                   -           2,990,615
  Changes in operating assets and liabilities. . . . .              (67,387)           (672,688)          1,283,731
                                                               ------------        ------------       -------------
Net cash used in operating activities. . . . . . . . .            ( 900,285)         (2,162,206)        (39,388,362)
                                                               ------------        ------------       -------------

INVESTING ACTIVITIES:
Purchase of property, plant and equipment. . . . . . .              (25,122)           (283,862)         (3,748,011)
Change in available-for-sale securities, net . . . . .            1,588,063           1,130,696          (5,923,556)
                                                               ------------        ------------       -------------
Net cash  provided (used) by  investing activities . .            1,562,941             846,834          (9,671,567)
                                                               ------------        ------------       -------------

FINANCING ACTIVITIES:
Proceeds from sale of stock, net of offering costs . .               11,867                   -          32,353,970
Proceeds/payment from/on note payable. . . . . . . . .              (81,411)                  -          17,454,979
                                                               ------------        ------------       -------------
Net cash provided by financing activities. . . . . . .              (69,544)                  -          49,808,949
                                                               ------------        ------------       -------------
Increase (decrease) in cash. . . . . . . . . . . . . .              593,112          (1,315,372)            749,020
Cash and cash equivalents at beginning of period . . .              155,908           3,869,549                   -
                                                               ------------        ------------       -------------
Cash and cash equivalents at end of period . . . . . .         $    749,020        $  2,554,177       $     749,020
                                                               ------------        ------------       -------------
                                                               ------------        ------------       -------------


SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Discount valuation for convertible debentures. . . . .         $          -        $          -       $     500,182
Valuation  of issued options and warrants. . . . . . .                    -              33,333             287,583
Deferred compensation recognized for employee options.                    -                   -           1,657,000
Deferred compensation adjustment for canceled options.                    -                   -             297,000
Conversion of convertible promissory notes plus related
 accrued interest, net of financing costs. . . . . . .              508,161                   -           9,372,986


                               See accompanying notes.

                                    GALAGEN INC.
                           (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.        BASIS OF PRESENTATION

               The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These financial statements should be read in conjunction with the audited financial statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

2.        CASH AND CASH EQUIVALENTS

               Cash equivalents include short-term highly liquid investments purchased at cost, which approximate market, with original maturities of three months or less.

3.        INVESTMENTS

               Investments in debt securities with a remaining maturity of more than three months at the date of purchase are classified as marketable securities. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as available-for-sale as of March 31, 1998. The book value of the investments approximates their estimated market value. The estimated market value of investments by security type is as follows:


                                                  ESTIMATED MARKET VALUE
                                                   AS OF MARCH 31, 1998
     U.S. Treasury securities                          $ 4,220,377
     Corporate debt securities                           1,193,945
     U.S. Government agency securities                     509,234
                                                       -----------
                                                       $ 5,923,556
                                                       -----------
                                                       -----------


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

                                    GALAGEN INC.
                           (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

5.        NET LOSS PER SHARE

               Basic and diluted net loss per share is presented in conformance with Financial Accounting Standards Board Statement No. 128.

6.        COMPREHENSIVE INCOME

               As of January 1, 1998 the Company adopted Statement No. 130,
     REPORTING COMPREHENSIVE INCOME.   Statement No. 130 established new rules
     for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholder's equity.

7.        CONVERTIBLE DEBENTURES

               In November 1997, the Company raised $1,500,000 through the private placement sale of 6% convertible debentures (the "Debentures") to three institutional investors pursuant to Regulation D under the Securities Act of 1933. The principal and interest of the Debentures can be converted into shares of the Company's common stock at 82.5% of the lowest closing bid price of the Company's common stock three days prior to conversion. One-third of the Debentures can convert to common stock upon the effective date of registration, one-third after five months from the closing date and the remaining one third twelve months after the closing date or nine months if the price of the common stock does not average at least $2.00 per share in the eighth month after closing. An aggregate maximum of 1,400,000 discounted shares of common stock (the "Discounted Shares") can be issued upon the conversion of the Debentures, with each investor owning at any given time a maximum of 4.99% of the then issued and outstanding shares of common stock. If there remains any unconverted principal and accrued interest due to all the Discounted Shares being issued, the Company has the obligation to repay the investors, in the aggregate, a maximum principal of $500,000. The Debentures automatically convert into the Discounted Shares eighteen months from the closing date. Five-year warrants were issued to the investors to purchase, in the aggregate, 200,000 shares of common stock at 110% of the market value of the common stock on the closing date. The value of the warrants plus the value of the discount of the Discounted Shares was $500,182, which the Company is amortizing to interest expense over the term of the Debentures. A deferred expense was recorded for $144,467, which represents costs associated with closing the Debentures. These deferred expenses are being amortized until the Debentures are converted into Discounted Shares. For the four months ended April 30, 1998, $559,500 of Debenture principal plus accrued interest was converted into 749,140 shares of common stock. The net carrying value of the Debentures approximates fair market value. In connection with this private placement, the Company has reserved 1,129,062 shares of common stock for issuance.

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

GENERAL

     GalaGen is focusing its emphasis on nutritional products and is utilizing its expertise in its platform antibody technology to develop a portfolio of proprietary nutritional products, including dietary supplements, which incorporate its Proventra-TM- Brand Natural Immune Components. These products will target needs of both consumers and healthcare professionals. These antibodies used in nutritional products are food proteins that are derived from the milk collected in the first few milkings of a dairy cow after its calf is born. Using its proprietary procedures, the Company has produced antibodies that target specific pathogens infecting the human gastrointestinal tract, including bacteria and their toxins, parasites, fungi and viruses. Because the Company's antibodies are derived from cows' milk, they do not represent new chemical compounds with uncertain toxicity, but rather their components are commonly found in dairy foods that are already widely consumed.

RECENT DEVELOPMENTS

     In December 1997, the Company introduced Basics Plus, a dietary supplement product, in conjunction with its marketing and manufacturing partner, Lifeway Foods. Basics Plus is the first product to emerge from the collaboration with Lifeway Foods, Inc. and contains active beneficial kefir cultures and GalaGen's Proventra-TM- Brand Natural Immune Components ("Proventra").

     In March 1998, the Company and Land O'Lakes, Inc. ("LAND O'LAKES"), the large food and agricultural cooperative from which GalaGen was spun-out in 1992, signed an amended and restated license agreement (the "Restated License") in which the Company has significantly broadened its rights to develop and market functional foods, which include nutritional products. Under the Restated License, the Company can use, improve, exploit, license or share existing Procor Technologies, Inc. (the Company's predecessor, "Procor") technology, Procor technology improvements and new technologies, as defined, in all areas of functional foods except under certain "reserved food product" and "first refusal food product" categories, as defined. If the Company intends to engage in manufacturing or marketing any "first refusal food product", the Company must give Land O'Lakes notice of its intent, in which case Land O'Lakes can negotiate with the Company, in good faith and within a defined period of time, to undertake any part of the manufacturing or marketing areas. If the Company intends to engage in manufacturing or marketing any "reserved food product", the Company must give Land O'Lakes notice of its intent and must only work with Land O'Lakes to undertake the manufacturing or marketing of such products.

     In May 1998, the Company announced that it is entering into a consumer product development agreement with Land O'Lakes. Under terms of the agreement, the two companies will collaborate on the development of yogurt products containing GalaGen's Proventra-TM-. This collaboration will initially focus on developing a yogurt product with unique benefits for women. GalaGen will supply its Proventra-TM- and possibly other active components, for this product.* The Company expects to be in regional test markets with this yogurt in late 1998 or early 1999, with Land O'Lakes providing the product development, manufacturing, sales, distribution and marketing of the product.* From this collaboration with Land O'Lakes, the Company expects to incur increased marketing research expenses and increased marketing consulting expenses.* The Company also expects to incur further product development and marketing research expenses and outside legal expenses in 1998 associated with the further development of certain consumer nutritional and clinical nutritional beverage products.* The Company anticipates that two products, including its yogurt product in conjunction with Land O'Lakes, will be introduced in regional test markets in late 1998 or early 1999.*

     In August 1997, the Company announced that it was placing its Sporidin-G pharmaceutical clinical trial on hold due to continuing decline in the patient population for the product's initial indication, AIDS-related CRYPTOSPORIDIUM PARVUM infection. The decline was brought about by the effectiveness and increased use of new AIDS therapies, including protease inhibitors and earlier administration of combination therapy. In May 1998, the Company also announced that it would limit further spending on development of pharmaceutical products this year, believing that applying its technology and resources toward nutritional product development will provide superior shareholder value.* The Phase II dose ranging study for Diffistat-G, a pharmaceutical treatment for antibiotic-associated diarrhea, has now provided sufficient data for the design of future studies necessary for approval by the U.S. Food and Drug Administration. As previously announced, subsequent studies will only be implemented in collaboration with a corporate partner.* The Company remains positive about the long-term value of its pharmaceutical program and products, but believes that pharmaceutical development can be best supported from corporate alliances.* The Company will continue to seek partners for all of its pharmaceutical development products.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     GENERAL. The net loss applicable to common stockholders decreased by $359,833, or 22.8%, for the three months ended March 31, 1998, to $1,217,095 from $1,576,928 for the same period in 1997. The decrease was due primarily to decreased spending on research and development associated with the Sporidin-G clinical trial offset by increased interest expense from a line-of-credit and outstanding convertible debentures, as discussed below. Historical spending levels may not be indicative of future spending levels because the Company is continuing its nutritional product development activity, which is planned to include costs relating to product development activity, small-scale manufacturing, clinical trial activity and market research.* For these reasons, the Company believes its expenses and losses will increase before any material product revenues are generated.* As discussed above, the Company will focus its resources primarily on nutritional product development.*

     REVENUES.   For the three months ended March 31, 1998 revenues consisted of $3,050 from sales of the Company's Proventra-TM- for use in Basics Plus. The Company expects sales of Proventra-TM- to increase over the next three quarters.*

     RESEARCH AND DEVELOPMENT EXPENSES. Expenses for research and development decreased $510,846, or 45.6%, for the three months ended March 31, 1998 to $608,368 from $1,119,214 for the three months ended March 31, 1997. Expenses associated with research, development and clinical expenses for Sporidin-G, Diffistat-G and other pharmaceutical products decreased approximately $450,000, associated personnel expense decreased approximately $190,000 and quality validation and procurement expenses decreased approximately $50,000 for the three months ended March 31, 1998. These decreases were offset by increased pilot plant depreciation expenses from the completion of the Company's pilot plant facility in July 1997 of approximately $91,000 and increased nutritional product development expense of approximately $88,000.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $59,085, or 10.3%, for the three months ended March 31, 1998 to $514,911 from $573,996 for the first quarter of 1997. Approximately $50,000 of the decrease was from decreased legal counsel services.

     INTEREST INCOME. Interest income was $124,549 for the three months ended March 31, 1998 and $116,282 for the same period in 1997. The $8,267 increase in interest income was from increased investment returns.

     INTEREST EXPENSE. Interest expense was $219,890 for the three months ended March 31, 1998 and zero for the same period in 1997. Interest expense for the first quarter of 1998 consisted of approximately $151,000 of amortization expense associated with Company's convertible debentures (see
Note 7 in Notes to Financial Statements), approximately $19,000 of accrued interest expense on the outstanding convertible debentures and approximately $50,000 of interest expense associated with the Company's line-of-credit which was established in June 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company was incorporated in March 1992. On July 24, 1992, Procor was merged with and into the Company (the "Procor-GalaGen Merger"). At the time of the Procor-GalaGen Merger, Procor was a wholly-owned subsidiary of Land O'Lakes. Since the Company's inception through March 31, 1998 investments in the Company have totaled approximately $53.1 million, including approximately $7.1 million of inter-company obligations payable to Land O'Lakes which were forgiven and recorded as contributed capital at the time of the Procor-GalaGen Merger, $17.9 million from the Company's initial public offering (the "Offering") after deducting underwriting discounts and offering expenses and approximately $28.1 million from private placements of equity and convertible debt and from conversion of accrued interest on such debt and the exercise of stock options and warrants. The Company has invested funds received in the Offering and these private placements in investment-grade, interest-bearing obligations.

     Cash used in operating activities decreased by $1,261,921 or 58.4%, for the three months ended March 31, 1998 to $900,285 from $2,162,206 for the same period in 1997. Cash used in operations for the three month period ended March 31, 1998 went primarily to fund operating losses. For the three month period ended March 31, 1997 cash used in operations went primarily to fund operating losses and for repayment of certain current liabilities.

     For the three months ended March 31, 1998 the Company redeemed $1,588,063 of its available-for-sale securities and invested $25,122 in equipment related to the Company's pilot plant manufacturing facility. For the same period in 1997 the Company invested $249,797 in the pilot plant manufacturing facility and $34,065 in lab equipment, computer equipment and software and furniture used to support the Company's operations.

     The Company anticipates that its existing resources and interest thereon will be sufficient to satisfy its anticipated cash requirements through approximately the first quarter of 1999.* The Company's working capital and capital requirements will depend upon numerous factors, including the progress of the Company's market research, product development and ability to obtain partners with the appropriate manufacturing, sales, distribution and marketing capabilities.* The Company's capital requirements also will depend on the levels of resources devoted to the development of manufacturing capabilities, technological advances, the status of competitive products and the ability of the Company to establish partners or strategic alliances to provide funding to the Company for certain manufacturing, sales, product development and marketing activities.*

     The Company expects to incur substantial additional product development and other costs, including costs related to clinical studies and marketing activities.* Capital expenditures may be necessary to obtain licensure of the existing pilot plant facility and to establish additional commercial scale manufacturing facilities. The Company will need to raise substantial additional funds for longer-term product development, manufacturing and marketing activities that may be required in the future. The Company's ability to continue funding its planned operations beyond the first quarter of 1999 is dependent upon its ability to generate product revenues or to obtain additional funds through equity or debt financing, strategic alliances, license agreements or from other financing sources.* A lack of adequate revenues or funding could eventually result in the insolvency or bankruptcy of the Company.* At a minimum, if adequate funds are not available, the Company may be required to delay or to eliminate expenditures for certain of its product development efforts or to license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop itself. Because of the Company's significant long-term capital requirements, it may seek to raise funds when conditions are favorable, even if it does not have an immediate need for such additional capital at such time. If the Company has not raised funds prior to such time as the Company's needs for funding become immediate, the Company may be forced to raise funds when conditions are unfavorable which could result in substantial dilution to the Company's current stockholders.*

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-Q for the first quarter ended March 31, 1998 contains certain forward looking statements within the meaning of Section 21E of the Exchange Act. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. When used in this Form 10-Q, the words "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. Although the Company believes these statements are reasonable, readers of this Form 10-Q should be aware that actual results could differ materially from those projected by such forward-looking statements as a result of the risk factors listed below and set forth in the Company's Annual Report on Form 10-K for 1997 ("Form 10-K") under the caption "Risk Factors." Readers of this Form 10-Q should consider carefully the factors listed below and under the caption "Risk Factors" in the Company's Form 10-K, as well as the other information and data contained in this Form 10-Q. The Company cautions the reader, however, that such list of factors under the caption "Risk Factors" in the Company's Form 10-K may not be exhaustive and that those or other factors, many of which are outside of the Company's control, could have a material adverse effect on the Company and its results of operations. Factors that could cause actual results to differ include, without limitation, the Company's ability to generate sufficient working capital and obtain necessary financing, the Company's ability to form strategic alliances with marketing and distribution partners, the Company's exposure to product liability claims, consumers' perception of product safety and quality, the Company's reliance on flawed market research, potential competitors that are larger and financially stronger, the Company's ability to receive regulatory approval for its products and the Company's ability to manufacture an acceptable product on a commercial scale. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth hereunder and under the caption "Risk Factors" in the Company's Form 10-K.

RISK FACTORS

     Certain statements made above, including those indicated by an asterisk (some of which are summarized below), are forward-looking statements that involve risks and uncertainties, and actual results may differ. Factors that could cause actual results to differ include those identified below.

     EXPECTATION THAT TWO ADDITIONAL PRODUCTS WILL BE IN REGIONAL TEST MARKETS IN LATE 1998 OR EARLY 1999. The timing of product introduction into test markets is dependent upon the Company's ability to successfully finalize market research and product development, with or without a partner or strategic alliance, and to obtain a partner that has the ability to either provide final product manufacturing, marketing, sales and distribution activities or the ability to provide the funding necessary to obtain those activities. The inability of the Company to bring these two additional products to regional test markets in late 1998 or early 1999 could have a material adverse effect on the Company.

     THE COMPANY ALSO EXPECTS TO INCUR FURTHER PRODUCT DEVELOPMENT AND MARKETING RESEARCH EXPENSES AND OUTSIDE LEGAL EXPENSES IN 1998 ASSOCIATED WITH THE FURTHER DEVELOPMENT OF CERTAIN CONSUMER NUTRITIONAL AND CLINICAL NUTRITIONAL BEVERAGE PRODUCTS. The Company's product development length and cost is dependent upon, to a certain degree, results of the Company's market research which may give the Company certain indications of whom the Company's target customers may be and what types of products they may desire.

     ABILITY OF THE COMPANY TO SATISFY ITS ANTICIPATED CASH REQUIREMENTS THROUGH APPROXIMATELY THE END OF THE FIRST QUARTER OF 1999. The Company's working capital and capital requirements will depend upon numerous factors, including the progress of the Company's product development programs and the timing and cost of market research. The Company's capital requirements also will depend on the levels of resources devoted to the development of manufacturing and marketing capabilities, technological advances, the status of competitive products and the ability of the Company to establish strategic alliances to provide funding to the Company for certain manufacturing, sales, product development and marketing activities. The inability of the Company to satisfy its cash requirements could have a material adverse effect on the Company.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
(a.)  EXHIBITS


 EXHIBIT NO.   DESCRIPTION                                                                       METHOD OF FILING
 -----------   -----------                                                                       ----------------
        3.2    Restated Certificate of Incorporation of the Company.(3)                          Incorporated By
                                                                                                 Reference

        3.4    Restated Bylaws of the Company.(1)                                                Incorporated By
                                                                                                 Reference

        4.1    Specimen Common Stock Certificate.(1)                                             ncorporated By
                                                                                                 Reference

        4.2    Warrant to purchase 13,541 shares of Common Stock of the Company issued to        Incorporated By
               Piper Jaffray Inc., dated January 26, 1993.(1)                                    Reference

        4.3    Warrant to purchase 20,312 shares of Common Stock of the Company issued to Gus    Incorporated By
               A. Chafoulias, dated October 12, 1993.(1)                                         Reference

        4.4    Warrant to purchase 20,312 shares of Common Stock of the Company issued to        Incorporated By
               John Pappajohn, dated October 12, 1993.(1)                                        eference

        4.5    Warrant to purchase 9,479 shares of Common Stock of the Company issued to Cato    Incorporated By
               Holding Company, dated June 21, 1994.(1)                                          Reference

        4.6    Form of Common Stock Warrant to purchase shares of Common Stock of the            Incorporated By
               Company, issued in connection with the sale of Convertible Promissory             Reference
               Notes.(1)

        4.7    Warrant to purchase 17,144 shares of Series F-1 Convertible Preferred Stock of    Incorporated By
               the Company issued to Chiron Corporation, dated March 29, 1995.(1)                Reference

        4.8    Warrant to purchase 42,856 shares of Series F-2 Convertible Preferred Stock of    Incorporated By
               the Company issued to Chiron Corporation, dated March 29, 1995.(1)                Reference

        4.9    Warrant to purchase 60,000 shares of Series F-3 Convertible Preferred Stock of    Incorporated By
               the Company issued to Chiron Corporation, dated March 29, 1995.(1)                Reference

       4.10    Warrant to purchase 80,000 shares of Series F-3 Convertible Preferred Stock of    Incorporated By
               the Company issued to Chiron Corporation, dated March 29, 1995.(1)                Reference

       4.11    Warrant to purchase 18,250 shares of Common Stock of the Company issued to IAI    Incorporated By
               Investment Funds VI, Inc. (IAI Emerging Growth Fund), dated January 30,           Reference
               1996.(1)



       4.12    Warrant to purchase 6,250 shares of Common Stock of the Company issued to IAI     Incorporated By
               Investment Funds IV, Inc. (IAI Regional Fund), dated January 30, 1996.(1)         Reference

       4.13    Warrant to purchase 25,000 shares of Common Stock of the Company issued to        Incorporated By
               John Pappajohn, dated February 2, 1996.(1)                                        Reference

       4.14    Warrant to purchase 25,000 shares of Common Stock of the Company issued to        Incorporated By
               Edgewater Private Equity Fund, L.P., dated February 2, 1996.(1)                   Reference

       4.15    Warrant to purchase 10,000 shares of Common Stock of the Company issued to        Incorporated By
               Joseph Giamenco, dated February 2, 1996.(1)                                       Reference

       4.16    Warrant to purchase 25,000 shares of Common Stock of the Company issued to        Incorporated By
               Gus A. Chafoulias, dated February 2, 1996.(1)                                     Reference

       4.17    Warrant to purchase 25,000 shares of Common Stock of the Company issued to        Incorporated By
               JIBS Equities, dated February 2, 1996.(1)                                         Reference

       4.18    Warrant to purchase 25,000 shares of Common Stock of the Company issued to        Incorporated By
               Land O'Lakes, Inc., dated February 2, 1996.(1)                                    Reference

       4.19    6% Convertible Debenture Purchase Agreement dated November 18, 1997 among the     Incorporated By
               Company and the Purchasers named therein.(8)                                      Reference

       4.20    Registration Rights Agreement dated November 18, 1997 among the Company and the   Incorporated By
               Holders named therein.(9)                                                         Reference

       4.21    6% Convertible Debenture due May 18, 1999 issued to CPR (USA) Inc. dated          Incorporated By
               November 18, 1997.(10)                                                            Reference

       4.22    6% Convertible Debenture due May 18, 1999 issued to Libertyview Plus Fund dated   Incorporated By
               November 18, 1997.(11)                                                            Reference

       4.23    6% Convertible Debenture due May 18, 1999 issued to Libertyview Fund, LLC dated   Incorporated By
               November 18, 1997.(12)                                                            Reference

       4.24    Stock Purchase Warrant issued to CPR (USA) Inc. dated November 18, 1997.(13)      Incorporated By
                                                                                                 Reference

       4.25    Stock Purchase Warrant issued to Libertyview Plus Fund dated November 18,         Incorporated By
               1997.(14)                                                                         Reference

       4.26    Stock Purchase Warrant issued to Libertyview Fund, LLC dated November 18,         Incorporated By
               1997.(15)                                                                         Reference

       4.27    Warrant issued to CLARCO Holdings dated as of December 1,1997.(16)                Incorporated By
                                                                                                 Reference

       4.28    Warrant issued to CLARCO Holdings dated as of December 1,1997.(17)                Incorporated By
                                                                                                 Reference

       4.29    Warrant issued to CLARCO Holdings dated as of December 1,1997.(18)                Incorporated By
                                                                                                 Reference



      #10.1    License Agreement between the Company and Land O'Lakes dated May 7, 1992.(1)      Incorporated By
                                                                                                 Reference

      #10.2    Royalty Agreement between the Company and Land O'Lakes dated May 7, 1992.(1)      Incorporated By
                                                                                                 Reference

      #10.3    Supply Agreement between the Company and Land O'Lakes dated May 7, 1992.(1)       Incorporated By
                                                                                                 Reference

       10.4    Master Services Agreement between the Company and Land O'Lakes dated May 7,       Incorporated By
               1992.(1)                                                                          Reference

      *10.5    GalaGen Inc. 1992 Stock Plan, as amended.(5)                                      Incorporated By
                                                                                                 Reference

       10.7    Stock and Warrant Purchase Agreement between the Company and Chiron               Incorporated By
               Corporation dated March 20, 1995.(1)                                              Reference

      #10.8    License and Collaboration Agreement between the Company and Chiron Corporation    Incorporated By
               dated March 20, 1995.(1)                                                          Reference

      *10.9    GalaGen Inc. Employee Stock Purchase Plan, as amended.(2)                         Incorporated By
                                                                                                 Reference

       10.10   Credit Agreement between the Company and Norwest Bank Minnesota, N.A., dated      Incorporated By
               as of January 24, 1996.(1)                                                        Reference

       10.11   Commitment Letter between the Company and Cargill Leasing Corporation, dated      Incorporated By
               June 5, 1996.(2)                                                                  Reference

       10.12   Master Equipment Lease between the Company and Cargill Leasing Corporation,       Incorporated By
               dated June 6, 1996.(2)                                                            Reference

       10.13   Agreement for Progress Payments between the Company and Cargill Leasing           Incorporated By
               Corporation, dated June 6, 1996.(2)                                               Reference

       10.14   Agreement for Lease between the Company and Land O'Lakes, dated June 3, 1996.(2)  Incorporated By
                                                                                                 Reference

      *10.15   Letter agreement with John G. Watson dated September 14, 1996.(3)                 Incorporated By
                                                                                                 Reference

      #10.16   Agreement with Colorado Animal Research Enterprises, Inc. dated November 1,       Incorporated By
               1996.(4)                                                                          Reference

      *10.17   Letter agreement with Francois Lebel, M.D., dated December 27, 1996.(4)           Incorporated By
                                                                                                 Reference

      *10.18   Consulting agreement with Stanley Falkow, Ph.D., dated January 15, 1997.(4)       Incorporated By
                                                                                                 Reference

      *10.19   GalaGen Inc. Annual Short Term Incentive Cash Compensation Plan.(4)               Incorporated By
                                                                                                 Reference

      *10.20   GalaGen Inc. Annual Long Term Incentive Stock Option Compensation Plan.(4)        Incorporated By
                                                                                                 Reference



      *10.21   GalaGen Inc. 1997 Incentive Plan.(6)                                              Incorporated By
                                                                                                 Reference

       10.22   Master Loan and Security Agreement with TransAmerica Business Credit              Incorporated By
               Corporation dated June 8, 1997.(7)                                                Reference

       10.23   Amended and Restated License Agreement between the Company and Land O'Lakes       Incorporated By
               dated March 11, 1998.(19)                                                         Reference

       11.1    Statement re: computation of per share earnings (loss).                           Electronic
                                                                                                 Transmission

       23.1    Consent of Ernst & Young LLP.(19)                                                 Incorporated By
                                                                                                 Reference

       27.1    Financial Data Schedule for Quarter ended March 31, 1998.                         Electronic
                                                                                                 Transmission

       27.2    Restated Financial Data Schedule for Quarter ended March 31, 1996.(19)            Incorporated By
                                                                                                 Reference

       99.1    Press  release regarding first quarter 1998 results and Diffistat-G,              Electronic
               dated May 13, 1998.                                                               Transmission


--------------------------
     (1) Incorporated herein by reference to the same numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-1032).

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

     (11) Incorporated herein by reference to Exhibit No. 4.7 to the Company's Registration Statement on

          Form S-3 (Registration No. 333-41151).

     (12) Incorporated herein by reference to Exhibit No. 4.8 to the Company's Registration Statement on Form S-3 (Registration No. 333-41151).

     (13) Incorporated herein by reference to Exhibit No. 4.9 to the Company's Registration Statement on Form S-3 (Registration No. 333-41151).

     (14) Incorporated herein by reference to Exhibit No. 4.10 to the Company's Registration Statement on Form S-3(Registration No. 333-41151).

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

     (19) Incorporated herein by reference to the same numbered Exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 1997 (File No. 0-27976).

     * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

     # Contains portions for which confidential treatment has been granted to the Company.


(b.) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended  March 31, 1998.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              GalaGen Inc.
                              -------------
                              (Registrant)

Date:  May 14, 1998           By:  /s/ Robert A. Hoerr
                                   --------------------
                                   Robert A. Hoerr,
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


Date:  May 14, 1998           By:  /s/ Gregg A. Waldon
                                   ----------------------
                                   Gregg A. Waldon,
                                   Vice President, Chief Financial Officer,
                                   Secretary and Treasurer
                                   (Principal Financial and Accounting Officer)

                                   EXHIBIT INDEX


 EXHIBIT NO.   DESCRIPTION                                                                       METHOD OF FILING
 -----------   -----------                                                                       ----------------
        3.2    Restated Certificate of Incorporation of the Company.(3)                          Incorporated By
                                                                                                 Reference

        3.4    Restated Bylaws of the Company.(1)                                                Incorporated By
                                                                                                 Reference

        4.1    Specimen Common Stock Certificate.(1)                                             Incorporated By
                                                                                                 Reference

        4.2    Warrant to purchase 13,541 shares of Common Stock of the Company issued to        Incorporated By
               Piper Jaffray Inc., dated January 26, 1993.(1)                                    Reference

        4.3    Warrant to purchase 20,312 shares of Common Stock of the Company issued to Gus    Incorporated By
               A. Chafoulias, dated October 12, 1993.(1)                                         Reference

        4.4    Warrant to purchase 20,312 shares of Common Stock of the Company issued to        Incorporated By
               John Pappajohn, dated October 12, 1993.(1)                                        Reference

        4.5    Warrant to purchase 9,479 shares of Common Stock of the Company issued to Cato    Incorporated By
               Holding Company, dated June 21, 1994.(1)                                          Reference

        4.6    Form of Common Stock Warrant to purchase shares of Common Stock of the            Incorporated By
               Company, issued in connection with the sale of Convertible Promissory             Reference
               Notes.(1)

        4.7    Warrant to purchase 17,144 shares of Series F-1 Convertible Preferred Stock of    Incorporated By
               the Company issued to Chiron Corporation, dated March 29, 1995.(1)                Reference

        4.8    Warrant to purchase 42,856 shares of Series F-2 Convertible Preferred Stock of    Incorporated By
               the Company issued to Chiron Corporation, dated March 29, 1995.(1)                Reference

        4.9    Warrant to purchase 60,000 shares of Series F-3 Convertible Preferred Stock of    Incorporated By
               the Company issued to Chiron Corporation, dated March 29, 1995.(1)                Reference

        4.10   Warrant to purchase 80,000 shares of Series F-3 Convertible Preferred Stock of    Incorporated By
               the Company issued to Chiron Corporation, dated March 29, 1995.(1)                Reference

        4.11   Warrant to purchase 18,250 shares of Common Stock of the Company issued to IAI    Incorporated By
               Investment Funds VI, Inc. (IAI Emerging Growth Fund), dated January 30,           Reference
               1996.(1)

        4.12   Warrant to purchase 6,250 shares of Common Stock of the Company issued to IAI     Incorporated By
               Investment Funds IV, Inc. (IAI Regional Fund), dated January 30, 1996.(1)         Reference

        4.13   Warrant to purchase 25,000 shares of Common Stock of the Company issued to        Incorporated By
               John Pappajohn, dated February 2, 1996.(1)                                        Reference



       4.14    Warrant to purchase 25,000 shares of Common Stock of the Company issued to        Incorporated By
               Edgewater Private Equity Fund, L.P., dated February 2, 1996.(1)                   Reference

       4.15    Warrant to purchase 10,000 shares of Common Stock of the Company issued to        Incorporated By
               Joseph Giamenco, dated February 2, 1996.(1)                                       Reference

       4.16    Warrant to purchase 25,000 shares of Common Stock of the Company issued to        Incorporated By
               Gus A. Chafoulias, dated February 2, 1996.(1)                                     Reference

       4.17    Warrant to purchase 25,000 shares of Common Stock of the Company issued to        Incorporated By
               JIBS Equities, dated February 2, 1996.(1)                                         Reference

       4.18    Warrant to purchase 25,000 shares of Common Stock of the Company issued to        Incorporated By
               Land O'Lakes, Inc., dated February 2, 1996.(1)                                    Reference

       4.19    6% Convertible Debenture Purchase Agreement dated November 18, 1997 among the     Incorporated By
               Company and the Purchasers named therein.(8)                                      Reference

       4.20    Registration Rights Agreement dated November 18, 1997 among the Company and the   Incorporated By
               Holders named therein.(9)                                                         Reference

       4.21    6% Convertible Debenture due May 18, 1999 issued to CPR (USA) Inc. dated          Incorporated By
               November 18, 1997.(10)                                                            Reference

       4.22    6% Convertible Debenture due May 18, 1999 issued to Libertyview Plus Fund dated   Incorporated By
               November 18, 1997.(11)                                                            Reference

       4.23    6% Convertible Debenture due May 18, 1999 issued to Libertyview Fund, LLC dated   Incorporated By
               November 18, 1997.(12)                                                            Reference

       4.24    Stock Purchase Warrant issued to CPR (USA) Inc. dated November 18, 1997.(13)      Incorporated By
                                                                                                 Reference

       4.25    Stock Purchase Warrant issued to Libertyview Plus Fund dated November 18,         Incorporated By
               1997.(14)                                                                         Reference

       4.26    Stock Purchase Warrant issued to Libertyview Fund, LLC dated November 18,         Incorporated By
               1997.(15)                                                                         Reference

       4.27    Warrant issued to CLARCO Holdings dated as of December 1,1997.(16)                Incorporated By
                                                                                                 Reference

       4.28    Warrant issued to CLARCO Holdings dated as of December 1,1997.(17)                Incorporated By
                                                                                                 Reference

       4.29    Warrant issued to CLARCO Holdings dated as of December 1,1997.(18)                Incorporated By
                                                                                                 Reference

       #10.1   License Agreement between the Company and Land O'Lakes dated May 7, 1992.(1)      Incorporated By
                                                                                                 Reference

       #10.2   Royalty Agreement between the Company and Land O'Lakes dated May 7, 1992.(1)      Incorporated By
                                                                                                 Reference

       #10.3   Supply Agreement between the Company and Land O'Lakes dated May 7, 1992.(1)       Incorporated By
                                                                                                 Reference



       10.4    Master Services Agreement between the Company and Land O'Lakes dated May 7,       Incorporated By
               1992.(1)                                                                          Reference

      *10.5    GalaGen Inc. 1992 Stock Plan, as amended.(5)                                      Incorporated By
                                                                                                 Reference

       10.7    Stock and Warrant Purchase Agreement between the Company and Chiron               Incorporated By
               Corporation dated March 20, 1995.(1)                                              Reference

      #10.8    License and Collaboration Agreement between the Company and Chiron Corporation    Incorporated By
               dated March 20, 1995.(1)                                                          Reference

      *10.9    GalaGen Inc. Employee Stock Purchase Plan, as amended.(2)                         Incorporated By
                                                                                                 Reference

       10.10   Credit Agreement between the Company and Norwest Bank Minnesota, N.A., dated      Incorporated By
               as of January 24, 1996.(1)                                                        Reference

       10.11   Commitment Letter between the Company and Cargill Leasing Corporation, dated      Incorporated By
               June 5, 1996.(2)                                                                  Reference

       10.12   Master Equipment Lease between the Company and Cargill Leasing Corporation,       Incorporated By
               dated June 6, 1996.(2)                                                            Reference

       10.13   Agreement for Progress Payments between the Company and Cargill Leasing           Incorporated By
               Corporation, dated June 6, 1996.(2)                                               Reference

       10.14   Agreement for Lease between the Company and Land O'Lakes, dated June 3, 1996.(2)  Incorporated By
                                                                                                 Reference

      *10.15   Letter agreement with John G. Watson dated September 14, 1996.(3)                 Incorporated By
                                                                                                 Reference

      #10.16   Agreement with Colorado Animal Research Enterprises, Inc. dated November 1,       Incorporated By
               1996.(4)                                                                          Reference

      *10.17   Letter agreement with Francois Lebel, M.D., dated December 27, 1996.(4)           Incorporated By
                                                                                                 Reference

      *10.18   Consulting agreement with Stanley Falkow, Ph.D., dated January 15, 1997.(4)       Incorporated By
                                                                                                 Reference

      *10.19   GalaGen Inc. Annual Short Term Incentive Cash Compensation Plan.(4)               Incorporated By
                                                                                                 Reference

      *10.20   GalaGen Inc. Annual Long Term Incentive Stock Option Compensation Plan.(4)        Incorporated By
                                                                                                 Reference

      *10.21   GalaGen Inc. 1997 Incentive Plan.(6)                                              Incorporated By
                                                                                                 Reference

       10.22   Master Loan and Security Agreement with TransAmerica Business Credit              Incorporated By
               Corporation dated June 8, 1997.(7)                                                Reference

       10.23   Amended and Restated License Agreement between the Company and Land O'Lakes       Incorporated By
               dated March 11, 1998.(19)                                                         Reference



       11.1    Statement re: computation of per share earnings (loss).                           Electronic
                                                                                                 Transmission

       23.1    Consent of Ernst & Young LLP.(19)                                                Incorporated By
                                                                                                 Reference

       27.1    Financial Data Schedule for Quarter ended March 31, 1998.                         Electronic
                                                                                                 Transmission

       27.2    Restated Financial Data Schedule for Quarter ended March 31, 1996.(19)           Incorporated By
                                                                                                 Reference

       99.1    Press  release regarding first quarter 1998 results and Diffistat-G,              Electronic
               dated May 13, 1998.                                                               Transmission


--------------------------
     (1) Incorporated herein by reference to the same numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-1032).

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

          Form S-3(Registration No. 333-41151).

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

     (19) Incorporated herein by reference to the same numbered Exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 1997 (File No. 0-27976).

     * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

     # Contains portions for which confidential treatment has been granted to the Company.