Form 10-Q
period 1998-06-30
GALAGEN INC
filed 1998-08-13
CIK 889872

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-Q

(Mark One)

     [ x ]     Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 1998.

                                          or

     [   ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the Transition Period from
_____________________ to _____________________.

Commission file number 0-27976.

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

                                (651) 481-2105
-------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value--8,266,705 shares as of July 31, 1998.

                                       INDEX

                                    GALAGEN INC.
                           (A DEVELOPMENT STAGE COMPANY)

                                                                              PAGE
                                                                              ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Balance Sheets - June 30, 1998 and December 31, 1997..................3

          Statements of Operations - Three and Six months ended
          June 30, 1998 and June 30, 1997 and for the period
          November 17, 1987 (inception) through June 30, 1998...................4

          Statements of Cash Flows - Six months ended
          June 30, 1998 and June 30, 1997 and for the period
          November 17, 1987 (inception) through June 30, 1998...................5

          Notes to Financial Statements.........................................6

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations......................8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...........12


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders..................13

Item 6.   Exhibits and Reports on Form 8-K.....................................13

SIGNATURES.....................................................................19


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    GALAGEN INC.
                           (A DEVELOPMENT STAGE COMPANY)

                                   BALANCE SHEETS

                                                                                  June 30, 1998     December 31, 1997
                                                                                  -------------     -----------------
                                                                                   (UNAUDITED)
ASSETS
Current assets:
 Cash and cash equivalents.....................................................   $   2,653,770      $        155,908
 Available-for-sale securities.................................................       2,850,087             7,511,619
 Prepaid expenses..............................................................          84,156               196,672
                                                                                  -------------      ----------------
Total current assets...........................................................       5,588,013             7,864,199

Property, plant and equipment..................................................         580,483             1,869,974
 Less accumulated depreciation.................................................        (217,243)             (363,355)
                                                                                  -------------      ----------------
                                                                                        363,240             1,506,619

Deferred expenses..............................................................         127,282               158,953
                                                                                  -------------      ----------------

Total assets...................................................................   $   6,078,535      $      9,529,771
                                                                                  -------------      ----------------
                                                                                  -------------      ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable..............................................................   $     605,787      $        559,498
 Note payable..................................................................               -               238,250
 Accrued expenses..............................................................          20,731                38,129
                                                                                  -------------      ----------------
Total current liabilities......................................................         626,518               835,877

Commitments

Convertible notes, net of discount.............................................         343,329             1,071,818
Note payable, long term portion................................................               -               923,998
Other long-term liabilities....................................................          45,000                45,000

Stockholders' equity:
 Preferred Stock, $.01 par value:
    Authorized shares - 15,000,000
    Issued and outstanding shares - none.......................................               -                     -
 Common stock, $.01 par value:
    Authorized shares - 40,000,000
    Issued and outstanding shares - 8,243,705 at June 30, 1998; 7,234,974 at
       December 31, 1997.......................................................          82,437                72,350
 Additional paid-in capital....................................................      60,800,279            59,669,586
 Deficit accumulated during the development stage..............................     (55,641,924)          (52,819,054)
 Deferred compensation.........................................................        (177,104)             (269,804)
                                                                                  -------------      ----------------
 Total stockholders' equity....................................................       5,063,688             6,653,078
                                                                                  -------------      ----------------

Total liabilities and stockholders' equity.....................................   $   6,078,535      $      9,529,771
                                                                                  -------------      ----------------
                                                                                  -------------      ----------------

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

                                  GALAGEN INC.
                         (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                                                 PERIOD FROM
                                                                                                               NOVEMBER 17, 1987
                                                                                                                (INCEPTION) TO
                                                     THREE MONTHS ENDED JUNE 30    SIX MONTHS ENDED JUNE 30        JUNE 30,
                                                     --------------------------    --------------------------  -----------------
                                                         1998           1997             1998         1997           1998
                                                     ------------   -----------    ------------   -----------  -----------------
Revenues:
  Product sales. . . . . . . . . . . . . . . .       $     9,759    $         -     $    12,809   $         -    $  1,462,402
  Product royalties. . . . . . . . . . . . . .                 -              -               -             -          62,747
  Research and development revenues. . . . . .                 -              -               -             -         396,350
                                                     -----------    -----------     -----------   -----------    ------------
                                                           9,759              -          12,809             -       1,921,499
Operating costs and expenses:
  Cost of goods sold . . . . . . . . . . . . .             4,880              -           6,405             -       3,475,116
  Research and development . . . . . . . . . .           810,141      1,036,352       1,418,509     2,155,566      28,549,862
  General and administrative . . . . . . . . .           706,156        535,099       1,221,067     1,109,095      17,235,663
                                                     -----------    -----------     -----------   -----------    ------------
                                                       1,521,177      1,571,451       2,645,981     3,264,661      49,260,641
                                                     -----------    -----------     -----------   -----------    ------------
Operating loss . . . . . . . . . . . . . . . .        (1,511,418)    (1,571,451)     (2,633,172)   (3,264,661)    (47,339,142)

Interest income. . . . . . . . . . . . . . . .            67,727        114,885         192,276       231,167       1,397,950
Interest expense . . . . . . . . . . . . . . .          (162,084)             -        (381,974)            -      (3,009,309)
                                                     -----------    -----------     -----------   -----------    ------------
Net loss before extraordinary gain . . . . . .        (1,605,775)    (1,456,566)     (2,822,870)   (3,033,494)    (48,950,501)
Extraordinary gain on extinguishment of debt .                 -              -               -             -         605,421
                                                     -----------    -----------     -----------   -----------    ------------

Net loss for the period and deficit
  accumulated during the development stage . .        (1,605,775)    (1,456,566)     (2,822,870)   (3,033,494)    (48,345,080)
Less preferred stock dividends . . . . . . . .                 -              -               -             -      (7,296,844)
                                                     -----------    -----------     -----------   -----------    ------------

Net loss applicable to common stockholders . .       $(1,605,775)   $(1,456,566)    $(2,822,870)  $(3,033,494)   $(55,641,924)
                                                     -----------    -----------     -----------   -----------    ------------
                                                     -----------    -----------     -----------   -----------    ------------

Net loss per share applicable to common
  stockholders
  Basic and Diluted. . . . . . . . . . . . . .       $     (0.20)   $     (0.20)    $     (0.36)  $     (0.42)   $     (20.74)

Weighted average number of common shares
  outstanding
  Basic and Diluted. . . . . . . . . . . . . .         8,096,548      7,169,038       7,803,123     7,166,418       2,683,116


                            See accompanying notes.

                                  GALAGEN INC.
                         (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                                             PERIOD FROM
                                                                                                          NOVEMBER 17, 1987
                                                                                                            (INCEPTION) TO
                                                                           SIX MONTHS ENDED JUNE 30            JUNE 30,
                                                                      --------------------------------    -----------------
                                                                          1998                 1997             1998
                                                                      ------------    ----------------    -----------------
OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $(2,822,870)         $(3,033,494)     $(55,641,924)
Adjustments to reconcile net loss to cash used in operating
  activities:
Depreciation and amortization . . . . . . . . . . . . . . . . . .         670,599              189,507         3,061,356
Preferred stock dividend. . . . . . . . . . . . . . . . . . . . .               -                    -         7,296,844
Warrants issued, net. . . . . . . . . . . . . . . . . . . . . . .               -                    -           907,064
Extraordinary gain on extinguishment of debt. . . . . . . . . . .               -                    -          (605,421)
Equity/debt issued for services . . . . . . . . . . . . . . . . .               -                    -         2,990,615
Changes in operating assets and liabilities . . . . . . . . . . .         101,130             (895,064)        1,452,248
                                                                      -----------          -----------      ------------
Net cash (used in) operating activities . . . . . . . . . . . . .      (2,051,141)          (3,739,051)      (40,539,218)
                                                                      -----------          -----------      ------------
INVESTING ACTIVITIES:
Purchase of property, plant and equipment . . . . . . . . . . . .         (29,527)            (262,982)       (3,752,416)
Change in available-for-sale securities, net. . . . . . . . . . .       4,661,532            2,082,688        (2,850,087)
                                                                      -----------          -----------      ------------
Net cash  provided by (used in) investing activities. . . . . . .       4,632,005            1,819,706        (6,602,503)
                                                                      -----------          -----------      ------------
FINANCING ACTIVITIES:
Proceeds from sale of stock, net of offering costs. . . . . . . .          56,728               15,473        32,398,831
Proceeds/payment from/on note payable . . . . . . . . . . . . . .        (139,730)                   -        17,396,660
                                                                      -----------          -----------      ------------
Net cash provided by financing activities . . . . . . . . . . . .         (83,002)              15,473        49,795,491
                                                                      -----------          -----------      ------------
Increase (decrease) in cash . . . . . . . . . . . . . . . . . . .       2,497,862           (1,903,872)        2,653,770
Cash and cash equivalents at beginning of period. . . . . . . . .         155,908            3,869,549                 -
                                                                      -----------          -----------      ------------
Cash and cash equivalents at end of period. . . . . . . . . . . .     $ 2,653,770          $ 1,965,677      $  2,653,770
                                                                      -----------          -----------      ------------
                                                                      -----------          -----------      ------------



SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Discount valuation for convertible debentures . . . . . . . . . .     $         -          $         -       $   500,182
Valuation of issued options and warrants. . . . . . . . . . . . .          62,500               33,333           350,083
Deferred compensation recognized for employee options . . . . . .               -                    -         1,657,000
Deferred compensation adjustment for canceled options . . . . . .               -                    -           297,000
Conversion of note to operating lease . . . . . . . . . . . . . .       1,047,904                              1,047,904
Conversion of convertible promissory notes plus related
  accrued interest, net of financing costs. . . . . . . . . . . .       1,021,552                    -         9,886,377



                            See accompanying notes.

                                   GALAGEN INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.        BASIS OF PRESENTATION

               The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These financial statements should be read in conjunction with the audited financial statements and accompanying notes contained in the Annual Report of GalaGen Inc. (the "Company") on Form 10-K for the fiscal year ended December 31, 1997.

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

                                              ESTIMATED MARKET VALUE
                                               AS OF JUNE 30, 1998
                                               -------------------
     U.S. Government agency securities            $   2,350,533
     Corporate debt securities                          499,554
                                                  -------------
                                                  $   2,850,087
                                                 --------------
                                                 --------------

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

                                 GALAGEN INC.
                        (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



6.        COMPREHENSIVE INCOME

               As of January 1, 1998 the Company adopted Statement No. 130,
     Reporting Comprehensive Income.   Statement No. 130 established new rules
     for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholder's equity.

7.        CONVERTIBLE DEBENTURES

               In November 1997, the Company raised $1,500,000 through the private placement sale of 6% convertible debentures (the "Debentures") to three institutional investors pursuant to Regulation D under the Securities Act of 1933. The principal and interest of the Debentures can be converted into shares of the Company's common stock at 82.5% of the lowest closing bid price of the Company's common stock three days prior to conversion. One-third of the Debentures can convert to common stock upon the effective date of registration, one-third after five months from the closing date and the remaining one third twelve months after the closing date or nine months if the closing bid price of the common stock does not average at least $2.50 per share in the eighth month after closing. An aggregate maximum of 1,400,000 discounted shares of common stock (the "Discounted Shares") can be issued upon the conversion of the Debentures, with each investor owning at any given time a maximum of 4.99% of the then issued and outstanding shares of common stock. If there remains any unconverted principal and accrued interest due to all the Discounted Shares being issued, the Company has the obligation to repay the investors, in the aggregate, a maximum principal of $500,000. The Debentures automatically convert into the Discounted Shares eighteen months from the closing date. Five-year warrants were issued to the investors to purchase, in the aggregate, 200,000 shares of common stock at $2.3375 per share which is 110% of the market value of the common stock on the closing date. The value of the warrants plus the value of the discount of the Discounted Shares was $500,182, which the Company is amortizing to interest expense over the term of the Debentures. A deferred expense was recorded for $144,467, which represents costs associated with closing the Debentures. These deferred expenses are being amortized until the Debentures are converted into Discounted Shares. As of June 30, 1998, $1,000,000 of Debenture principal plus accrued interest was converted into 977,848 shares of common stock. The net carrying value of the Debentures approximates fair market value.

8.        NOTE PAYABLE

               In June 1997, the Company established a note payable with Transamerica Business Credit Corporation to purchase certain lab equipment, computer equipment and tenant improvements. In June 1998, the Company converted the note payable into an operating lease in accordance with Financial Accounting Standards Board Statement 13 and as such the applicable assets and the related note payable have been eliminated. At the time of the conversion to an operating lease, the net book value of the associated assets approximated the note payable balance. Payment schedules and other terms of the operating lease are similar to the terms of the note payable.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     FORWARD-LOOKING STATEMENTS

          The information presented in this Item contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are subject to risks and uncertainties, including those discussed under "Risk Factors" below, that could cause actual results to differ materially from those projected. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements. Certain forward-looking statements are indicated below by an asterisk.

     GENERAL

          GalaGen is focusing its emphasis on nutritional products and is utilizing its expertise in its platform antibody technology to develop a portfolio of proprietary nutritional products, including dietary supplements, which incorporate its Proventra-TM- Brand Natural Immune Components ("Proventra-TM-"). These products will target needs of both consumers and healthcare professionals. These antibodies used in nutritional products are food proteins that are derived from the milk collected in the first few milkings of a dairy cow after its calf is born and their components are commonly found in dairy foods that are already widely consumed. Using its proprietary procedures, the Company has produced antibodies that target specific pathogens infecting the human gastrointestinal tract, including bacteria and their toxins, parasites, fungi and viruses.

     RECENT DEVELOPMENTS

          In December 1997, the Company introduced Basics Plus, a dietary supplement product, in conjunction with its marketing and manufacturing partner, Lifeway Foods, Inc. Basics Plus is the first product to emerge from the collaboration with Lifeway Foods, Inc. and contains active beneficial kefir cultures and Proventra-TM-.

          In March 1998, the Company and Land O'Lakes, Inc. ("Land O'Lakes"), the large food and agricultural cooperative from which GalaGen was spun-out in 1992, signed an amended and restated license agreement (the "Restated License") in which the Company has significantly broadened its rights to develop and market functional foods, which include nutritional products. Under the Restated License, the Company can use, improve, exploit, license or share existing Procor Technologies, Inc. (the Company's predecessor, "Procor") technology, Procor technology improvements and new technologies, as defined, in all areas of functional foods except under certain "reserved food product" and "first refusal food product" categories, as defined. If the Company intends to engage in manufacturing or marketing any "first refusal food product", the Company must give Land O'Lakes notice of its intent, in which case Land O'Lakes can negotiate with the Company, in good faith and within a defined period of time, to undertake any part of the manufacturing or marketing areas. If the Company intends to engage in manufacturing or marketing any "reserved food product", the Company must give Land O'Lakes notice of its intent and must work only with Land O'Lakes to undertake the manufacturing or marketing of such products.

          In May 1998, the Company announced that it has entered into a consumer product development agreement with Land O'Lakes. Under terms of the agreement, the two companies will collaborate on the development of yogurt products containing Proventra-TM-. This collaboration will initially focus on developing a yogurt product with unique benefits for women. GalaGen will supply its Proventra-TM-, and possibly other active components, for this product.* The Company expects to be in regional test markets with this yogurt in early 1999, with Land O'Lakes providing the product development, manufacturing, sales, distribution and marketing of the
     product.*   From this collaboration with Land O'Lakes, the Company expects to incur increased marketing research expenses and increased marketing consulting expenses.* The Company also expects to incur further product development and marketing research expenses and outside legal expenses in 1998 associated with the further development of certain consumer nutritional and clinical nutritional products.* The Company anticipates that two products, including its yogurt product in conjunction with Land

     O'Lakes, will be introduced in regional test markets in early 1999.*

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

     RESULTS OF OPERATIONS

     FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

          GENERAL. The net loss applicable to common stockholders increased $149,209 or 10.2%, for the three months ended June 30, 1998 to $1,605,775 from $1,456,566 for the same period in 1997. The increase was due primarily to increased general and administrative expense and increased interest expense offset by decreased research and development expense.

          REVENUES. For the three months ended June 30, 1998 revenues consisted of $9,759 from sales of the Company's Proventra-TM- for use in Basics Plus.

          RESEARCH AND DEVELOPMENT EXPENSES. Expenses for research and development decreased $226,211, or 21.8%, to $810,141 for the three months ended June 30, 1998 from $1,036,352 for the three months ended June 30, 1997. The decrease was due primarily to decreased clinical trial expenses associated with the Company's Sporidin-G of approximately $240,000 and decreased personnel expense of approximately $173,000 offset by increased clinical trial expenses associated with Diffistat-G of approximately $132,000 and increased expense of approximately $55,000 relating to pilot plant depreciation.

          GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $171,057, or 31.9%, to $706,156 for the three months ended June 30, 1998 from $535,099 for the same period in 1997. The increase was due primarily to marketing expenses, including consulting and marketing research, associated with the Company's nutritional products.

          INTEREST INCOME. Interest income decreased to $67,727 for the three months ended June 30, 1998 from $114,885 for the three months ended June 30, 1997. This $47,158 decrease, or 41.0%, is attributable to the Company's decreased level of investable funds and a decreased earnings rate.

          INTEREST EXPENSE. Interest expense was $162,084 for the three months ended June 30, 1998 and zero for the three months ended June 30, 1997. The interest expense for the second quarter in 1998 consisted of approximately $105,000 of amortization expense associated with the Company's convertible debentures (see Note 7 in Notes to Financial Statements), approximately $10,000 of accrued interest expense on the outstanding convertible debentures and approximately $47,000 of interest expense associated with the Company's note payable (see Note 8 in Notes to Financial Statements).

     FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

          GENERAL. The net loss applicable to common stockholders decreased $210,624, or 6.9%, to $2,822,870 for the six months ended June 30, 1998 from $3,033,494 for the six months ended June 30, 1997. The decrease was primarily due to decreased research and development expense offset by increased interest expense and increased general and administrative expense.

          REVENUES. For the six months ended June 30, 1998 revenues consisted of $12,809 from sales of the Company's Proventra-TM- for use in Basics Plus.

          RESEARCH AND DEVELOPMENT EXPENSES. Expenses for research and development decreased $737,057, or 34.2%, to $1,418,509 for the six months ended June 30,1998 from $2,155,566 for the six months ended June 30, 1997. Approximately $610,000 of the decrease was due to decreased development and clinical trial expenses associated with Sporidin-G, decreased associated personnel expenses of approximately $383,000 and decreases in other pharmaceutical research, quality and procurement expenses of approximately $163,000. These decreases were offset by increased pilot plant depreciation expense of approximately $173,000, increased clinical expense for Diffistat-G of approximately $138,000 and increased expenses associated with nutritional products of approximately $108,000.

          GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $111,972, or 10.1%, to $1,221,067 for the six months ended June 30, 1998 from $1,109,095 for the six months ended June 30, 1997. The increase was due to increased marketing related expenses, including consulting and marketing research, for the Company's nutritional products of approximately $179,000 offset by decreased outside service expenses of approximately $67,000.

          INTEREST INCOME. Interest income decreased to $192,276 for the six months ended June 30, 1998 from $231,167 for the six months ended June 30, 1997. This $38,891 decrease, or 16.8%, is attributable to the decreased level of investable funds offset by a slightly increased earnings rate.

          INTEREST EXPENSE. Interest expense was $381,974 for the six months ended June 30, 1998 and zero for the six months ended June 30, 1997. The interest expense in 1998 consisted of approximately $256,000 of amortization expense associated with the Company's convertible debentures (see Note 7 in Notes to Financial Statements), approximately $29,000 of accrued interest expense on the outstanding convertible debentures and approximately $97,000 of interest expense associated with the Company's note payable (see Note 8 in Notes to Financial Statements).

     LIQUIDITY AND CAPITAL RESOURCES

          The Company was incorporated in March 1992. On July 24, 1992, Procor, the Company's predecessor, was merged with and into the Company (the "Procor-GalaGen Merger"). At the time of the Procor-GalaGen Merger, Procor was a wholly-owned subsidiary of Land O'Lakes. Since the Company's inception through June 30, 1998, investments in the Company have totaled approximately $53.1 million, including approximately $7.1 million of inter-company obligations payable to Land O'Lakes which were forgiven and recorded as contributed capital at the time of the Procor-GalaGen Merger, $17.9 million from the Company's initial public offering (the "Offering"), after deducting underwriting discounts and offering expenses, and approximately $28.1 million from private placements of equity and convertible debt and from conversion of accrued interest on such debt and the exercise of stock options and warrants. The Company has invested funds received in the Offering and these private placements in investment-grade, interest-bearing obligations.

          Cash used in operating activities decreased by $1,687,910, or 45.1%, for the six months ended June 30, 1998 to $2,051,141 from $3,739,051 for the same period in 1997. Cash used in operations for the six month period ended June 30, 1998 went primarily to fund operating losses, and for the same period in 1997 cash was used to fund operating losses and for repayment of current liabilities.

          For the six months ended June 30, 1998 the Company redeemed $4,661,532 of its available-for-sale securities. The Company invested $29,527 in equipment related to the Company's pilot plant manufacturing facility for the six months ended June 30, 1998. For the same period in 1997 the Company invested $204,456 in equipment and tennant improvements related to the pilot plant manufacturing facility and $58,526 in lab equipment, computer equipment and software and furniture used primarily to support the Company's operations.

          The Company anticipates that its existing resources and interest thereon will be sufficient to satisfy its anticipated cash requirements through approximately the second quarter of 1999.* The Company's working capital and capital requirements will depend upon numerous factors, including the progress of the Company's market research, product development and ability to obtain partners with the appropriate manufacturing, sales, distribution and marketing capabilities.* The Company's capital requirements also will depend on the levels of resources devoted to the development of manufacturing capabilities, technological advances, the status of competitive products and the ability of the Company to establish partners or strategic alliances to provide funding to the Company for certain manufacturing, sales, product development and marketing activities.*

          The Company expects to incur substantial additional product development and other costs, including costs related to clinical studies and marketing activities.* Capital expenditures may be necessary to obtain licensure of the existing pilot plant facility and to establish additional commercial scale manufacturing facilities.* The Company will need to raise substantial additional funds for longer-term product development, manufacturing and marketing activities that may be required in the future. The Company's ability to continue funding its planned operations beyond the second quarter of 1999 is dependent upon its ability to generate product revenues or to obtain additional funds through equity or debt financing, strategic alliances, license agreements or from other financing sources.*
     A lack of adequate revenues or funding could eventually result in the insolvency or bankruptcy of the Company.* At a minimum, if adequate funds are not available, the Company may be required to delay or to eliminate expenditures for certain of its product development efforts or to license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop itself. Because of the Company's significant long-term capital requirements, it may seek to raise funds when conditions are favorable, even if it does not have an immediate need for such additional capital at such time. If the Company has not raised funds prior to such time as the Company's needs for funding become immediate, the Company may be forced to raise funds when conditions are unfavorable which could result in substantial dilution to the Company's current stockholders.*

     YEAR 2000 ISSUES

          Certain of the Company's business systems may require updating to continue to function properly beyond 1999. The Company believes that it will have adequate resources for this purpose and does not expect to incur significant expenditures to address this issue.*

     DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

          This Form 10-Q for the second quarter ended June 30, 1998 contains certain forward looking statements within the meaning of Section 21E of the Exchange Act. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. When used in this Form 10-Q, the words "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. Although the Company believes these statements are reasonable, readers of this Form 10-Q should be aware that actual results could differ materially from those projected by such forward-looking statements as a result of the risk factors listed below and set forth in the Company's Annual Report on Form 10-K for 1997 ("Form 10-K") under the caption "Risk Factors." Readers of this Form 10-Q should consider carefully the factors listed below and under the caption "Risk Factors" in the Company's Form 10-K, as well as the other information and data contained in this Form 10-Q. The Company cautions the reader, however, that such list of factors under the caption "Risk Factors" in the Company's Form 10-K may not be exhaustive and that those or other factors, many of which are outside of the Company's control, could have a material adverse effect on the Company and its results of operations. Factors that could cause actual results to differ include, without limitation, the Company's ability to generate sufficient working capital and obtain necessary financing, the Company's ability to form strategic alliances with marketing and distribution partners, the Company's exposure to product liability claims, consumers' perception of product safety and quality, the Company's reliance on flawed market research, potential competitors that are larger and financially stronger, the Company's ability to receive regulatory approval for its products and the Company's ability to manufacture an acceptable product on a commercial scale. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth hereunder and under the caption "Risk Factors" in the Company's Form 10-K.

RISK FACTORS

     Certain statements made above, including those indicated by an asterisk (some of which are summarized below), are forward-looking statements that involve risks and uncertainties, and actual results may differ. Factors that could cause actual results to differ include those identified below.

     EXPECTATION THAT TWO ADDITIONAL PRODUCTS WILL BE IN REGIONAL TEST MARKETS IN EARLY 1999. The timing of product introduction into test markets is dependent upon the Company's ability to successfully finalize market research and product development, with or without a partner or strategic alliance, and to obtain a partner that has the ability to either provide final product manufacturing, marketing, sales and distribution activities or the ability to provide the funding necessary to obtain those activities. The inability of the Company to bring these two additional products to regional test markets in early 1999 could have a material adverse effect on the Company.

     THE COMPANY ALSO EXPECTS TO INCUR FURTHER PRODUCT DEVELOPMENT AND MARKETING RESEARCH EXPENSES AND OUTSIDE LEGAL EXPENSES IN 1998 ASSOCIATED WITH THE FURTHER DEVELOPMENT OF CERTAIN CONSUMER NUTRITIONAL AND CLINICAL NUTRITIONAL PRODUCTS. The Company's product development length and cost is dependent upon, to a certain degree, results of the Company's market research which may give the Company certain indications of whom the Company's target customers may be and what types of products they may desire .

     ABILITY OF THE COMPANY TO SATISFY ITS ANTICIPATED CASH REQUIREMENTS THROUGH APPROXIMATELY THE END OF THE SECOND QUARTER OF 1999. The Company's working capital and capital requirements will depend upon numerous factors, including the progress of the Company's product development programs and the timing and cost of market research. The Company's capital requirements also will depend on the levels of resources devoted to the development of manufacturing and marketing capabilities, technological advances, the status of competitive products and the ability of the Company to establish strategic alliances to provide funding to the Company for certain manufacturing, sales, product development and marketing activities. The inability of the Company to satisfy its cash requirements could have a material adverse effect on the Company.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II. OTHER INFORMATION

  ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the Company's 1997 Annual Meeting of Stockholders held on May 13, 1998, the stockholders approved the following:

       (a) the election of directors to serve until their successors are duly elected. Each nominated director was elected as follows:

  Director-Nominee                       Votes For         Votes Withheld
  ----------------                       ---------         --------------
  R. David Spreng                        4,939,974                 17,329
  Stanley Falkow, Ph.D.                  4,940,774                 16,529
  Robert A. Hoerr, M.D., Ph.D.           4,940,574                 16,729
  Ronald O. Ostby                        4,939,974                 17,329
  Winston R. Wallin                      4,940,774                 16,529

       (b) a proposal to ratify the appointment of Ernst & Young LLP to serve as independent public accountants of the Company for the year ending December 31, 1998. The proposal received 4,936,608 votes for, and 5,860 votes against, ratification. There were 14,835 abstentions and 0 broker non-votes.

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



    EXHIBIT NO.    DESCRIPTION                                                         METHOD OF FILING
    -----------    -----------                                                         ----------------
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

       4.19        6% Convertible Debenture Purchase Agreement dated                   Incorporated By
                   November 18, 1997 among the Company and the Purchasers named        Reference
                   therein.(8)

       4.20        Registration Rights Agreement dated November 18, 1997 among         Incorporated By
                   the Company and the Holders named therein.(9)                       Reference

       4.21        6% Convertible Debenture due May 18, 1999 issued to CPR (USA)       Incorporated By
                   Inc. dated November 18, 1997.(10)                                   Reference

       4.22        6% Convertible Debenture due May 18, 1999 issued to Libertyview     Incorporated By
                   Plus Fund dated November 18, 1997.(11)                              Reference

       4.23        6% Convertible Debenture due May 18, 1999 issued to Libertyview     Incorporated By
                   Fund, LLC dated November 18, 1997.(12)                              Reference



    EXHIBIT NO.    DESCRIPTION                                                         METHOD OF FILING
    -----------    -----------                                                         ----------------
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

       4.26        Stock Purchase Warrant issued to Libertyview Fund, LLC dated        Incorporated By
                   November 18, 1997.(15)                                              Reference

       4.27        Warrant issued to CLARCO Holdings dated as of                       Incorporated By
                   December 1,1997.(16)                                                Reference

       4.28        Warrant issued to CLARCO Holdings dated as of                       Incorporated By
                   December 1,1997.(17)                                                Reference

       4.29        Warrant issued to CLARCO Holdings dated as of                       Incorporated By
                   December 1,1997.(18)                                                Reference

       4.30        Warrant issued to Henry J. Cardello dated as of April 13, 1998.     Electronic
                                                                                       Transmission

       4.31        Warrant issued to Henry J. Cardello dated as of April 30, 1998.     Electronic
                                                                                       Transmission

       4.32        Warrant issued to Henry J. Cardello dated as of June 19, 1998.      Electronic
                                                                                       Transmission

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

        10.7       Stock and Warrant Purchase Agreement between the Company and        Incorporated By
                   Chiron Corporation dated March 20, 1995.(1)                         Reference

       #10.8       License and Collaboration Agreement between the Company and         Incorporated By
                   Chiron Corporation dated March 20, 1995.(1)                         Reference

       *10.9       GalaGen Inc. Employee Stock Purchase Plan, as amended. (2)          Incorporated By
                                                                                       Reference

       10.10       Credit Agreement between the Company and Norwest Bank Minnesota,    Incorporated By
                   N.A., dated as of January 24, 1996.(1)                              Reference

       10.11       Commitment Letter between the Company and Cargill Leasing           Incorporated By



    EXHIBIT NO.    DESCRIPTION                                                         METHOD OF FILING
    -----------    -----------                                                         ----------------

                   Corporation, dated June 5, 1996. (2)                                Reference

       10.12       Master Equipment Lease between the Company and Cargill Leasing      Incorporated By
                   Corporation, dated June 6, 1996. (2)                                Reference

       10.13       Agreement for Progress Payments between the Company and Cargill     Incorporated By
                   Leasing Corporation, dated June 6, 1996. (2)                        Reference

       10.14       Agreement for Lease between the Company and Land O'Lakes, dated     Incorporated By
                   June 3, 1996. (2)                                                   Reference

       *10.15      Letter agreement with John G. Watson dated September 14, 1996.      Incorporated By
                   (3)                                                                 Reference

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

       *10.17      Letter agreement with Francois Lebel, M.D., dated December 27,      Incorporated By
                   1996. (4)                                                           Reference

       *10.18      Consulting agreement with Stanley Falkow, Ph.D., dated              Incorporated By
                   January 15, 1997. (4)                                               Reference

       *10.19      GalaGen Inc. Annual Short Term Incentive Cash Compensation          Incorporated By
                   Plan. (4)                                                           Reference

       *10.20      GalaGen Inc. Annual Long Term Incentive Stock Option                Incorporated By
                   Compensation Plan. (4)                                              Reference

       *10.21      GalaGen Inc. 1997 Incentive Plan. (6)                               Incorporated By
                                                                                       Reference

        10.22      Master Loan and Security Agreement with TransAmerica Business       Incorporated By
                   Credit Corporation dated June 8, 1997. (7)                          Reference

        10.23      Amended and Restated License Agreement between the Company and      Incorporated By
                   Land O'Lakes dated March 11, 1998. (19)                             Reference

      ##10.24      License Agreement between the Company and Metagenics, Inc. dated    Electronic
                   April 7, 1998.                                                      Transmission

        11.1       Statement re: computation of per share earnings (loss).              Electronic
                                                                                        Transmission

        23.1       Consent of Ernst & Young LLP. (19)                                   Incorporated By
                                                                                        Reference

        27.1       Financial Data Schedule for Quarter ended June 30, 1998.             Electronic
                                                                                        Transmission

        27.2       Restated Financial Data Schedule for Quarter ended March 31,         Incorporated By
                   1996. (19)                                                           Reference


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

## Contains portions for which confidential treatment has been requested by the Company.

(b.) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended  June 30, 1998.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               GALAGEN INC.
                               ------------
                               (Registrant)

Date:  August 13, 1998         By: /s/ ROBERT A. HOERR
                                   -------------------
                                   Robert A. Hoerr,
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


Date:  August 13, 1998         By: /s/ GREGG A. WALDON
                                   -------------------
                                   Gregg A. Waldon,
                                   Vice President, Chief Financial Officer,
                                   Secretary and Treasurer
                                   (Principal Financial and Accounting Officer)

                                    EXHIBIT INDEX

 EXHIBIT        DESCRIPTION                                            METHOD OF FILING
 -------        -----------                                            ----------------
     3.2        Restated Certificate of Incorporation                  Incorporated By
                of the Company.(3)                                     Reference

     3.4        Restated Bylaws of the Company.(1)                     Incorporated By
                                                                       Reference

     4.1        Specimen common stock Certificate.(1)                  Incorporated By
                                                                       Reference

     4.2        Warrant to purchase 13,541 shares of common stock      Incorporated By
                of the Company issued to Piper Jaffray Inc.,           Reference
                dated January 26, 1993.(1)

     4.3        Warrant to purchase 20,312 shares of common stock      Incorporated By
                of the Company issued to Gus A. Chafoulias,            Reference
                dated October 12, 1993.(1)

     4.4        Warrant to purchase 20,312 shares of common stock      Incorporated By
                of the Company issued to John Pappajohn,               Reference
                dated October 12, 1993.(1)

     4.5        Warrant to purchase 9,479 shares of common stock       Incorporated By
                of the Company issued to Cato Holding Company,         Reference
                dated June 21, 1994.(1)

     4.6        Form of common stock Warrant to purchase shares        Incorporated By
                of common stock of the Company, issued in              Reference
                connection with the sale of Convertible
                Promissory Notes.(1)

     4.7        Warrant to purchase 17,144 shares of Series            Incorporated By
                F-1 Convertible Preferred Stock of the                 Reference
                Company issued to Chiron Corporation,
                dated March 29, 1995.(1)

     4.8        Warrant to purchase 42,856 shares of Series            Incorporated By
                F-2 Convertible Preferred Stock of the                 Reference
                Company issued to Chiron Corporation,
                dated March 29, 1995.(1)

     4.9        Warrant to purchase 60,000 shares of Series            Incorporated By
                F-3 Convertible Preferred Stock of the                 Reference
                Company issued to Chiron Corporation,
                dated March 29, 1995.(1)

    4.10        Warrant to purchase 80,000 shares of Series            Incorporated By
                F-3 Convertible Preferred Stock of the                 Reference
                Company issued to Chiron Corporation,
                dated March 29, 1995.(1)

    4.11        Warrant to purchase 18,250 shares of common stock      Incorporated By
                of the Company issued to IAI Investment Funds          Reference
                VI, Inc. (IAI Emerging Growth Fund),
                dated January 30, 1996.(1)

    4.12        Warrant to purchase 6,250 shares of common stock       Incorporated By
                of the Company issued to IAI Investment Funds          Reference
                IV, Inc. (IAI Regional Fund), dated January
                30, 1996.(1)

    4.13        Warrant to purchase 25,000 shares of common stock      Incorporated By
                of the Company issued to John Pappajohn,               Reference
                dated February 2, 1996.(1)



 EXHIBIT        DESCRIPTION                                            METHOD OF FILING
 -------        -----------                                            ----------------

    4.14        Warrant to purchase 25,000 shares of common stock      Incorporated By
                of the Company issued to Edgewater Private             Reference
                Equity Fund, L.P., dated February 2, 1996.(1)

    4.15        Warrant to purchase 10,000 shares of common stock      Incorporated By
                of the Company issued to Joseph Giamenco,              Reference
                dated February 2, 1996.(1)

    4.16        Warrant to purchase 25,000 shares of common stock      Incorporated By
                of the Company issued to Gus A. Chafoulias,            Reference
                dated February 2, 1996.(1)

    4.17        Warrant to purchase 25,000 shares of common stock      Incorporated By
                of the Company issued to JIBS Equities,                Reference
                dated February 2, 1996.(1)

    4.18        Warrant to purchase 25,000 shares of common stock      Incorporated By
                of the Company issued to Land O'Lakes, Inc.,           Reference
                dated February 2, 1996.(1)

    4.19        6% Convertible Debenture Purchase Agreement            Incorporated By
                dated November 18, 1997 among the Company and          Reference
                the Purchasers named therein.(8)

    4.20        Registration Rights Agreement dated November           Incorporated By
                18, 1997 among the Company and the Holders             Reference
                named therein.(9)

    4.21        6% Convertible Debenture due May 18, 1999 issued       Incorporated By
                to CPR (USA) Inc. dated November 18, 1997.(10)         Reference

    4.22        6% Convertible Debenture due May 18, 1999 issued       Incorporated By
                to Libertyview Plus Fund dated November                Reference
                18, 1997.(11)

    4.23        6% Convertible Debenture due May 18, 1999 issued       Incorporated By
                to Libertyview Fund, LLC dated November                Reference
                18, 1997.(12)

    4.24        Stock Purchase Warrant issued to CPR (USA)             Incorporated By
                Inc. dated November 18, 1997.(13)                      Reference

    4.25        Stock Purchase Warrant issued to Libertyview           Incorporated By
                Plus Fund dated November 18, 1997.(14)                 Reference

    4.26        Stock Purchase Warrant issued to Libertyview           Incorporated By
                Fund, LLC dated November 18, 1997.(15)                 Reference

    4.27        Warrant issued to CLARCO Holdings dated as             Incorporated By
                of December 1,1997.(16)                                Reference

    4.28        Warrant issued to CLARCO Holdings dated as             Incorporated By
                of December 1,1997.(17)                                Reference

    4.29        Warrant issued to CLARCO Holdings dated as             Incorporated By
                of December 1,1997.(18)                                Reference

    4.30        Warrant issued to Henry J. Cardello dated as           Electronic
                of April 13, 1998.                                     Transmission



 EXHIBIT        DESCRIPTION                                            METHOD OF FILING
 -------        -----------                                            ----------------

    4.31        Warrant issued to Henry J. Cardello dated as           Electronic
                of April 30, 1998.                                     Transmission

    4.32        Warrant issued to Henry J. Cardello dated as of        Electronic
                June 19, 1998.                                         Transmission

   #10.1        License Agreement between the Company and              Incorporated By
                Land O'Lakes dated May 7, 1992.(1)                     Reference

   #10.2        Royalty Agreement between the Company and              Incorporated By
                Land O'Lakes dated May 7, 1992.(1)                     Reference

   #10.3        Supply Agreement between the Company and               Incorporated By
                Land O'Lakes dated May 7, 1992.(1)                     Reference

    10.4        Master Services Agreement between the Company          Incorporated By
                and Land O'Lakes dated May 7, 1992.(1)                 Reference

   *10.5        GalaGen Inc. 1992 Stock Plan, as amended. (5)          Incorporated By
                                                                       Reference

    10.7        Stock and Warrant Purchase Agreement between           Incorporated By
                the Company and Chiron Corporation dated March         Reference
                20, 1995.(1)

   #10.8        License and Collaboration Agreement between            Incorporated By
                the Company and Chiron Corporation dated March         Reference
                20, 1995.(1)

   *10.9        GalaGen Inc. Employee Stock Purchase Plan,             Incorporated By
                as amended. (2)                                        Reference

   10.10        Credit Agreement between the Company and               Incorporated By
                Norwest Bank Minnesota, N.A., dated as of              Reference
                January 24, 1996.(1)

   10.11        Commitment Letter between the Company and              Incorporated By
                Cargill Leasing Corporation, dated June 5,             Reference
                1996. (2)

   10.12        Master Equipment Lease between the Company             Incorporated By
                and Cargill Leasing Corporation, dated June 6,         Reference
                1996. (2)

   10.13        Agreement for Progress Payments between the            Incorporated By
                Company and Cargill Leasing Corporation, dated         Reference
                June 6, 1996. (2)

   10.14        Agreement for Lease between the Company and            Incorporated By
                Land O'Lakes, dated June 3, 1996. (2)                  Reference

  *10.15        Letter agreement with John G. Watson dated             Incorporated By
                September 14, 1996.(3)                                 Reference

  #10.16        Agreement with Colorado Animal Research                Incorporated By
                Enterprises, Inc. dated November 1, 1996. (4)          Reference

  *10.17        Letter agreement with Francois Lebel, M.D.,            Incorporated By
                dated December 27, 1996. (4)                           Reference



 EXHIBIT        DESCRIPTION                                            METHOD OF FILING
 -------        -----------                                            ----------------

  *10.18        Consulting agreement with Stanley Falkow,              Incorporated By
                Ph.D., dated January 15, 1997. (4)                     Reference

  *10.19        GalaGen Inc. Annual Short Term Incentive               Incorporated By
                Cash Compensation Plan. (4)                            Reference

  *10.20        GalaGen Inc. Annual Long Term Incentive Stock          Incorporated By
                Option Compensation Plan. (4)                          Reference

  *10.21        GalaGen Inc. 1997 Incentive Plan. (6)                  Incorporated By
                                                                       Reference

   10.22        Master Loan and Security Agreement with                Incorporated By
                TransAmerica Business Credit Corporation dated         Reference
                June 8, 1997. (7)

   10.23        Amended and Restated License Agreement between         Incorporated By
                the Company and Land O'Lakes dated March 11,           Reference
                1998. (19)

 ##10.24        License Agreement between the Company                  Electronic
                and Metagenics, Inc. dated April 7, 1998.              Transmission

    11.1        Statement re: computation of per share                 Electronic
                earnings (loss).                                       Transmission

    23.1        Consent of Ernst & Young LLP. (19)                     Incorporated By
                                                                       Reference

    27.1        Financial Data Schedule for quarter ended June         Electronic
                30, 1998.                                              Transmission

    27.2        Restated Financial Data Schedule for Quarter           Incorporated By
                ended March 31, 1996. (19)                             Reference


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

 ## Contains portions for which confidential treatment has been requested by the Company.

EXHIBIT 11.1---STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS (UNAUDITED)


GALAGEN INC.
(A DEVELOPMENT STAGE COMPANY)


                                                                                                                 PERIOD FROM
                                                                                                                 NOVEMBER 17,
                                           FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED        1987 (INCEPTION)
                                           --------------------------          ------------------------           TO JUNE 30,
                                         JUNE 30, 1998    JUNE 30, 1997     JUNE 30, 1998    JUNE 30, 1997           1998
                                         -------------    -------------     -------------    -------------     ----------------
 BASIC LOSS PER SHARE:

 Weighted average shares outstanding         8,096,548        7,169,038         7,803,123         7,166,418          2,683,116
                                           -----------      -----------       -----------       -----------       ------------
                                           -----------      -----------       -----------       -----------       ------------

 Net loss applicable to common
 stockholders                              $(1,605,775)     $(1,456,566)      $(2,822,870)      $(3,033,494)      $(55,641,924)
                                           -----------      -----------       -----------       -----------       ------------
                                           -----------      -----------       -----------       -----------       ------------

 Basis net loss per share applicable
 to common stockholders                         $(0.20)          $(0.20)           $(0.36)           $(0.42)           $(20.74)
                                           -----------      -----------       -----------       -----------       ------------
                                           -----------      -----------       -----------       -----------       ------------




 DILUTED LOSS PER SHARE:

 Weighted average shares outstanding         8,096,548        7,169,038         7,803,123         7,166,418          2,683,116
                                           -----------      -----------       -----------       -----------       ------------

 Dilutive potential common shares               -                -                 -                 -                  -
                                           -----------      -----------       -----------       -----------       ------------
 Total                                       8,096,548        7,169,038         7,803,123         7,166,418          2,683,116
                                           -----------      -----------       -----------       -----------       ------------
                                           -----------      -----------       -----------       -----------       ------------

 Net loss applicable to common
 stockholders                              $(1,605,775)     $(1,456,566)      $(2,822,870)      $(3,033,494)      $(55,641,924)
                                           -----------      -----------       -----------       -----------       ------------
                                           -----------      -----------       -----------       -----------       ------------
 Diluted  loss per share
 applicable to common stockholders              $(0.20)          $(0.20)           $(0.36)           $(0.42)           $(20.74)
                                           -----------      -----------       -----------       -----------       ------------
                                           -----------      -----------       -----------       -----------       ------------