Form 10-Q
period 1998-09-30
GALAGEN INC
filed 1998-11-13
CIK 889872

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 1998.

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from _______________ to
         ______________.

Commission file number 0-27976.

                                  GalaGen Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                 41-1719104
-------------------------------------------------------------------------------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                 Identification No.)

         1275 Red Fox Road
         Arden Hills, Minnesota                                 55112
-------------------------------------------------------------------------------
         (Address of principal executive offices)               (Zip Code)

                                 (634) 643-4233
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                  4001 Lexington Ave. N., Arden Hills, MN 55126
-------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value--8,341,619 shares as of October 31, 1998.

                                      INDEX

                                  GALAGEN INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                                                                      Page
                                                                                      ----
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Balance Sheets - September 30, 1998 and December 31, 1997....................3

          Statements of Operations - Three and Nine months ended September 30,
          1998 and September 30, 1997 and for the period
          November 17, 1987 (inception) through September 30, 1998.....................4

          Statements of Cash Flows - Nine months ended September 30, 1998 and
          September 30, 1997 and for the period
          November 17, 1987 (inception) through September 30, 1998.....................5

          Notes to Financial Statements................................................6

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations.............................9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................15


PART II.  OTHER INFORMATION

Item 4.   Changes in Securities and Use of Proceeds...................................16

Item 6.   Exhibits and Reports on Form 8-K............................................16

SIGNATURES............................................................................22

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  GALAGEN INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                     September 30, 1998  December 31, 1997
                                                                     ------------------  -----------------
                                                                        (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents .........................................     $  2,608,911    $    155,908
 Available-for-sale securities .....................................        2,383,439       7,511,619
 Prepaid expenses ..................................................           87,993         196,672
                                                                         ------------    ------------
Total current assets ...............................................        5,080,343       7,864,199

Property, plant and equipment ......................................          585,133       1,869,974
 Less accumulated depreciation .....................................         (243,293)       (363,355)
                                                                         ------------    ------------
                                                                              341,840       1,506,619

Deferred expenses ..................................................          124,778         158,953
                                                                         ------------    ------------

Total assets .......................................................     $  5,546,961    $  9,529,771
                                                                         ------------    ------------
                                                                         ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable ...................................................    $    585,864    $    559,498
 Note payable .......................................................            --           238,250
 Accrued expenses ...................................................         100,365          38,129
                                                                         ------------    ------------
Total current liabilities ...........................................         686,229         835,877

Commitments

Convertible notes, net of discount ..................................         426,999       1,071,818
Note payable, long term portion .....................................                         923,998
Other long-term liabilities .........................................          45,000          45,000

Stockholders' equity:
  Preferred Stock, $.01 par value:
     Authorized shares - 15,000,000
     Issued and outstanding shares - none ...........................            --              --
  Common stock, $.01 par value:
     Authorized shares - 40,000,000
     Issued and outstanding shares - 8,308,619 at September 30, 1998;
     7,234,974 at December 31, 1997..................................          83,086          72,350
 Additional paid-in capital .........................................      60,957,206      59,669,586
 Deficit accumulated during the development stage ...................     (56,520,805)    (52,819,054)
 Deferred compensation ..............................................        (130,754)       (269,804)
                                                                         ------------    ------------
 Total stockholders' equity .........................................       4,388,733       6,653,078
                                                                         ------------    ------------

Total liabilities and stockholders' equity ..........................    $  5,546,961    $  9,529,771
                                                                         ------------    ------------
                                                                         ------------    ------------

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

                                  GALAGEN INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF OPERATIONS (Unaudited)


                                                                                                                     Period from
                                                             Three months Ended             Nine months Ended      November 17,1987
                                                                September 30                  September 30          (inception) to
                                                        ----------------------------------------------------------  September 30,
                                                              1998         1997           1998            1997           1998
                                                       -----------------------------------------------------------------------------
Revenues:
 Product sales......................................       $  160,890   $         -     $   173,699    $        -       1,623,292
 Product royalties..................................                -             -               -             -          62,747
 Research and development revenues..................                -             -               -             -         396,350
                                                        ------------- -------------   -------------  ------------   -------------
                                                              160,890             -         173,699             -       2,082,389
Operating costs and expenses:
 Cost of goods sold.................................           60,447             -          66,852             -       3,535,563
 Research and development...........................          235,736       902,283       1,654,245      3,057,849     28,785,598
 Selling, general and administrative................          675,765       436,673       1,896,832      1,545,768     17,911,428
                                                        ------------- -------------   -------------  -------------  -------------
                                                              971,948     1,338,956       3,617,929      4,603,617     50,232,589
                                                        ------------- -------------   -------------  -------------  -------------
Operating loss......................................         (811,058)   (1,338,956)     (3,444,230)    (4,603,617)   (48,150,200)

Interest income.....................................           42,928        96,664         235,204        327,831      1,440,878
Interest expense....................................         (110,751)      (40,651)       (492,725)       (40,651)    (3,120,060)
                                                        ----------------------------  -------------- -------------- --------------
Net loss before extraordinary gain..................         (878,881)   (1,282,943)     (3,701,751)    (4,316,437)   (49,829,382)
Extraordinary gain on extinguishment of debt........                -             -               -             -         605,421
                                                        ------------- -------------   -------------  ------------   -------------
Net loss for the period and deficit accumulated
 during the development stage.......................         (878,881)   (1,282,943)     (3,701,751)    (4,316,437)   (49,223,961)
Less preferred stock dividends......................                -             -               -              -     (7,296,844)
                                                        ------------- -------------   -------------  -------------  --------------

Net loss applicable to common stockholders..........       $ (878,881)  $(1,282,943)    $(3,701,751)   $(4,316,437)  $(56,520,805)
                                                        ------------- -------------   -------------  ------------   -------------
                                                        ------------- -------------   -------------  ------------   -------------

Net loss per share applicable to common stockholders
  Basic and Diluted.................................       $    (0.11)  $     (0.18)    $     (0.46)   $     (0.60)  $     (16.74)
Weighted average number of common shares outstanding
  Basic and Diluted.................................        8,284,673     7,186,180       8,115,654      7,173,078      3,375,662

                             See accompanying notes.

                                  GALAGEN INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                              Period from
                                                                                           November 17, 1987
                                                         Nine months Ended September 30     (inception) to
                                                        ----------------------------------   September 30,
                                                              1998             1997              1998
                                                        ------------------------------------------------------
OPERATING ACTIVITIES:
Net loss............................................... $    (3,701,751) $    (4,316,437) $   (56,520,805)
Adjustments to reconcile net loss to cash used in
  operating activities:
 Depreciation and amortization.........................         845,004          384,824        3,235,761
 Preferred stock dividend .............................               -                -        7,296,844
 Warrants issued, net..................................               -                -          907,064
 Extraordinary gain on extinguishment of debt..........               -                -         (605,421)
 Equity/debt issued for services.......................               -            3,953        2,990,615
 Changes in operating assets and liabilities...........         141,174       (1,303,831)       1,492,292
                                                        ---------------  ---------------- ---------------
Net cash used in operating activities..................      (2,715,573)      (5,231,491)     (41,203,650)
                                                        ---------------- ---------------- ----------------

INVESTING ACTIVITIES:
Purchase of property, plant and equipment..............         (34,178)        (273,391)      (3,757,067)
Change in available-for-sale securities, net...........       5,128,180        2,413,890       (2,383,439)
                                                        ---------------  ---------------  ----------------
Net cash  provided by (used in) investing activities...       5,094,002        2,140,499       (6,140,506)
                                                        ---------------  ---------------  ----------------

FINANCING ACTIVITIES:
Proceeds from sale of stock, net of offering costs.....         214,304          126,895       32,556,407
Proceeds/payment from/on note payable..................        (139,730)       1,214,625       17,396,660
                                                         ---------------  --------------  ---------------
Net cash provided by financing activities..............          74,574        1,341,520       49,953,067
                                                         --------------   --------------  ---------------
Increase (decrease) in cash............................       2,453,003       (1,749,472)       2,608,911
Cash and cash equivalents at beginning of period.......         155,908        3,869,549                -
                                                        ---------------  ---------------  ---------------
Cash and cash equivalents at end of period.............  $    2,608,911   $    2,120,077  $     2,608,911
                                                        ---------------  ---------------  ---------------
                                                        ---------------  ---------------  ---------------

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Discount valuation for convertible debentures..........  $            -   $            -    $     500,182
Valuation of issued options and warrants...............          62,500           33,333          350,083
Deferred compensation recognized for employee options..               -                -        1,657,000

Deferred compensation adjustment for canceled options..               -                -          297,000

Conversion of note to operating lease..................       1,047,904                -        1,047,904

Conversion of convertible promissory notes plus related
    accrued interest, net of financing costs...........       1,021,552                -        9,886,377

                             See accompanying notes.

                                   GALAGEN INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION

               The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These financial statements should be read in conjunction with the audited financial statements and accompanying notes contained in the Annual Report of GalaGen Inc. (the "Company") on Form 10-K for the fiscal year ended December 31, 1997.

2.   CASH AND CASH EQUIVALENTS

               Cash equivalents include short-term highly liquid investments purchased at cost, which approximate market, with original maturities of three months or less.

3.   INVESTMENTS

               Investments in debt securities with a remaining maturity of more than three months at the date of purchase are classified as available-for-sale securities. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The book value of the investments approximates their estimated market value. As of September 30, 1998 the Company's investments were all U.S. Government agency securities with an estimated market value of $2,383,439. All investments have a contractual maturity of one year or less.

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

7.   CONVERTIBLE DEBENTURES

               In November 1997, the Company raised $1,500,000 through the private placement sale of 6% convertible debentures (the "Debentures") to three institutional investors pursuant to Regulation D under the Securities Act of 1933. The principal and interest of the Debentures can be converted into shares of the Company's common stock at 82.5% of the lowest closing bid price of the Company's common stock three days prior to conversion. One-third of the Debentures can convert to common stock upon the effective date of

                                  GALAGEN INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


7.     CONVERTIBLE DEBENTURES - continued

     registration, one-third after five months from the closing date and the remaining one third twelve months after the closing date. An aggregate maximum of 1,400,000 discounted shares of common stock (the "Discounted Shares") can be issued upon the conversion of the Debentures, with each investor owning at any given time a maximum of 4.99% of the then issued and outstanding shares of common stock. If there remains any unconverted principal and accrued interest due to all the Discounted Shares being issued, the Company has the obligation to repay the investors, in the aggregate, a maximum principal of $500,000. The Debentures automatically convert into the Discounted Shares eighteen months from the closing date. Five-year warrants were issued to the investors to purchase, in the aggregate, 200,000 shares of common stock at $2.3375 per share which is 110% of the market value of the common stock on the closing date. The value of the warrants plus the value of the discount of the Discounted Shares was $500,182, which the Company is amortizing to interest expense over the term of the Debentures. A deferred expense was recorded for $144,467, which represents costs associated with closing the Debentures. These deferred expenses are being amortized until the Debentures are converted into Discounted Shares. As of September 30, 1998, $1,000,000 of Debenture principal plus accrued interest was converted into 977,848 shares of common stock. The net carrying value of the Debentures approximates fair market value.

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

9.   ASSET PURCHASE

               In September 1998, the Company entered into an asset purchase agreement with Nutrition Medical, Inc. ("NMI") to acquire NMI's developed line of critical care enteral nutrition products and formulas. The asset purchase agreement is subject to NMI's shareholder approval that is expected in late 1998. According to the terms of the agreement, the Company will purchase substantially all of NMI's critical care enteral nutrition products and formulas, all related inventory and certain other assets including the existing customer base of hospitals and home healthcare facilities. Total consideration for the transaction is approximately $800,000, comprised of $175,000 in cash and $625,000 of the Company's common stock at a share price to be determined. In addition, the two companies have entered into a marketing agreement that provides GalaGen the rights to commence selling the purchased products as of September 1, 1998. The terms of the interim marketing agreement will terminate upon the earlier of the purchase closing or December 31, 1998. The Company commenced recording revenue in September 1998.

                                  GALAGEN INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


10.  SUBSEQUENT EVENT

               In October 1998, the Company entered into a collaboration and license agreement and a manufacturing and supply agreement with Wyeth-Ayerst, a division of American Home Products. The two companies will develop and commercialize a proprietary ingredient with unique antibacterial properties for use in infant formula and other nutritional products. The companies will collaborate during the research and development phase of the product, which will be funded by Wyeth-Ayerst through payments to the Company. Additionally, Wyeth-Ayerst will have financial and oversight responsibilities for all clinical trials and regulatory compliance related to the use of the ingredient in infant formula products. Wyeth-Ayerst will have worldwide rights to the use of the ingredient in its infant formula and other nutritional products. The Company will retain certain rights for the manufacture, product development and licensing of the ingredient in non-infant formula nutritional products. The Company will also receive licensing and milestone payments.

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

     GENERAL

               GalaGen's mission is to develop a portfolio of proprietary consumer and clinical nutritional products that enhance the body's immune function, with an emphasis on products that target the gastrointestinal tract. These products will target needs of both consumers and healthcare professionals. In developing its portfolio of nutritional products, GalaGen is utilizing its expertise in its platform antibody technology to incorporate its Proventra-TM- Brand Natural Immune Components ("Proventra-TM-") into these products. Antibodies and other active immune enhancing components are food proteins that are derived from the milk collected in the first few milkings of a dairy cow after its calf is born and are branded by GalaGen under the name Proventra. These antibodies and other active immune enhancing components are found in dairy foods that are already widely consumed. Using its proprietary procedures, the Company has produced antibodies that target specific pathogens infecting the human gastrointestinal tract, including bacteria and their toxins, parasites, fungi and viruses.

     RECENT DEVELOPMENTS

               In December 1997, the Company introduced Basics Plus, a dietary supplement product, in conjunction with its marketing and manufacturing partner, Lifeway Foods, Inc. Basics Plus is the first product to emerge from the collaboration with Lifeway Foods, Inc. and contains active beneficial kefir cultures and Proventra-TM-.

               In March 1998, the Company and Land O'Lakes, Inc. ("Land O'Lakes"), the large food and agricultural cooperative from which GalaGen was spun-out in 1992, signed an amended and restated license agreement (the "Restated License") under which the Company has significantly broadened its rights to develop and market functional foods, which include nutritional products. Under the Restated License, the Company can use, improve, exploit, license or share existing Procor Technologies, Inc. (the Company's predecessor, "Procor") technology, Procor technology improvements and new technologies, as defined, in all areas of functional foods except under certain "reserved food product" and "first refusal food product" categories, as defined. If the Company intends to engage in manufacturing or marketing any "first refusal food product", the Company must give Land O'Lakes notice of its intent, in which case Land O'Lakes can negotiate with the Company, in good faith and within a defined period of time, to undertake any part of the manufacturing or marketing areas. If the Company intends to engage in manufacturing or marketing any "reserved food product", the Company must give Land O'Lakes notice of its intent and must work only with Land O'Lakes to undertake the manufacturing or marketing of such products.

               In May 1998, the Company announced that it has entered into a consumer product development agreement with Land O'Lakes. Under terms of the agreement, the two companies will collaborate on the development of yogurt products containing Proventra-TM-. GalaGen will supply its Proventra-TM-, and possibly other active components, for this product.* The Company expects to be in regional test markets with this yogurt in 1999, with Land O'Lakes providing the product development, manufacturing, sales, distribution and marketing of the product.* From this collaboration with Land O'Lakes, the Company expects to incur increased marketing research expenses and increased marketing consulting expenses.*

               In September 1998, the Company entered into an asset purchase agreement with Nutrition Medical, Inc. ("NMI") to acquire NMI's developed line of critical care enteral nutrition products and formulas. The products were recently introduced by NMI and are being sold to the hospital and home healthcare industries. The asset purchase agreement is subject to NMI's shareholder approval that is expected in late 1998.* According to the terms of the agreement, GalaGen will purchase substantially all of NMI's critical care enteral nutrition products and formulas, all related inventory and certain other assets including the existing customer base of over 500 hospitals and home healthcare facilities. Total consideration for the transaction is $800,000, comprised of $175,000 cash and $625,000 of the Company's common stock at a share price to be determined. In addition, the two companies have entered into a marketing agreement that provides GalaGen the rights to commence selling the purchased products September 1, 1998. The terms of the interim marketing agreement will terminate upon the earlier of the purchase closing or December 31, 1998. The sales and marketing group from NMI joined the Company to provide continuity in operations and an essential marketing base. Sales of the products for NMI were on track to generate approximately $1.1 million in 1998.* The Company will continue to have all products associated with this asset purchase manufactured by outside parties.

               In conjunction with the Company's consumer and clinical product development efforts described above, the Company expects to incur further expenses for product development, personnel, clinical marketing studies, marketing research and outside legal counsel in 1998 and 1999.*

               In October 1998, the Company entered into a collaboration and license agreement and a manufacturing and supply agreement with Wyeth-Ayerst, a division of American Home Products. The two companies will develop and commercialize a proprietary ingredient with unique antibacterial properties for use in infant formula and other nutritional products. The companies will collaborate during the research and development phase of the product, which will be funded by Wyeth-Ayerst. Additionally, Wyeth-Ayerst will have financial and oversight responsibilities for all clinical trials and regulatory compliance related to the use of the ingredient in infant formula products. Wyeth-Ayerst will have worldwide rights to the use of the ingredient in its infant formula and other nutritional products. GalaGen will retain certain rights for the manufacture, product development and licensing of the ingredient in non-infant formula nutritional products. GalaGen will also receive licensing and milestone payments.

               In May 1998, the Company announced that it would limit further spending on development of pharmaceutical products, believing that applying its technology and resources toward nutritional product development will provide superior shareholder value.*

     RESULTS OF OPERATIONS

     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

          GENERAL. The net loss applicable to common stockholders decreased $404,062 or 31.5%, for the three months ended September 30, 1998 to $878,881 from $1,282,943 for the same period in 1997. The decrease was due primarily to decreased research and development expense, including the receipt of a fee of $250,000 in September 1998 relating to the re-licensing of previously licensed technology, offset by increased selling, general and administrative expense. As described above, the Company entered into a purchase agreement and a marketing agreement with NMI regarding critical care enteral nutrition products. As part of these transactions, the Company commenced selling critical care enteral nutrition products beginning September 1, 1998. The sales and marketing group from NMI has joined the Company, effective September 1, 1998, to provide continuity in the marketing and selling operations. The marketing agreement will remain effective until the earlier of the purchase transaction being approved by NMI shareholders, which is expected in late 1998, or December 31, 1998. During this interim marketing phase, the Company is purchasing inventory from NMI, at NMI's cost, and paying NMI certain administrative expenses, depending upon the sales volume that the Company generates, and certain fixed operating expenses. The Company expects that upon the closing of the purchase agreement, the ongoing selling, general and administrative expenses associated with these products will decrease.*

               REVENUES. For the three months ended September 30, 1998 revenues of $160,890 consisted of sales of the Company's recently acquired critical care enteral nutrition products and formulas or approximately $141,000, and sales of the Company's Proventra-TM- for use in Basics Plus of approximately $20,000.

          COST OF GOODS SOLD. For the three months ended September 30, 1998, cost of goods sold were $60,447, which consisted of approximately $50,000 relating to the critical care enteral nutrition products and $10,000 relating to Proventra-TM- for use in Basics Plus.

          RESEARCH AND DEVELOPMENT EXPENSES. Expenses for research and development decreased $666,547, or 73.9%, to $235,736 for the three months ended September 30, 1998 from $902,283 for the three months ended September 30, 1997. The decrease was due primarily to a fee of $250,000 received in September 1998 relating to the re-licensing of previously licensed technology which was netted against research and development expense. In addition, personnel and related expense decreased approximately $246,000, clinical trial expenses associated with the Company's terminated pharmaceutical products decreased approximately $141,000 and other pharmaceutical research related expenses decreased approximately $30,000.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $239,092, or 54.8%, to $675,765 for the three months ended September 30, 1998 from $436,673 for the same period in 1997. The increase was due to increased marketing expenses of approximately $176,000 associated with the Company's consumer product development, increased critical care nutrition sales personnel expenses of approximately $43,000 and increased administrative and operating expenses of approximately $20,000 associated with the Company's interim marketing agreement with NMI.

          INTEREST INCOME. Interest income decreased to $42,928 for the three months ended September 30, 1998 from $96,664 for the three months ended September 30, 1997. This $53,736 decrease, or 55.6%, is attributable to the Company's decreased level of investable funds.

          INTEREST EXPENSE. Interest expense was $110,751 for the three months ended September 30, 1998 and $40,651 for the three months ended September 30, 1997. The interest expense for the third quarter in 1998 consisted of approximately $100,000 of amortization expense associated with the Company's convertible debentures (see Note 7 in Notes to Financial Statements), approximately $7,000 of accrued interest expense on the outstanding convertible debentures and approximately $3,000 of other interest expense. Interest expense in 1997 was due to the Company's note payable (see Note 8 in Notes to Financial Statements) and the amortization of the valuation of the associated warrants.

     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

          GENERAL. The net loss applicable to common stockholders decreased $614,686 or 14.2%, to $3,701,751 for the nine months ended September 30, 1998 from $4,316,437 for the nine months ended September 30, 1997. The decrease was primarily due to decreased research and development expense offset by increased interest expense and increased general and administrative expense.

          REVENUES. For the nine months ended September 30, 1998 revenues of $173,699 consisted of sales of the Company's recently acquired critical care enteral nutrition products and formulas of approximately $141,000, and sales of the Company's Proventra-TM- for use in Basics Plus of approximately $32,000.

          COST OF GOODS SOLD. For the nine months ended September 30, 1998, cost of goods sold were $66,852, which consisted of approximately $50,000 relating to the critical care enteral nutrition products and approximately $17,000 relating to Proventra-TM- for use in Basics Plus.

          RESEARCH AND DEVELOPMENT EXPENSES. Expenses for research and development decreased $1,403,604, or 45.9%, to $1,654,245 for the nine months ended September 30,1998 from $3,057,849 for the nine months ended September 30, 1997. Approximately $585,000 of the decrease was due to decreased associated personnel expenses, decreased development and clinical trial expenses associated with a terminated pharmaceutical product of approximately $514,000, a fee of $250,000 received in September 1998 relating to the re-licensing of previously licensed technology which was netted against research and development expense and decreases in other pharmaceutical research, quality and procurement expenses of approximately $212,000. These decreases were offset by increased expenses associated with nutritional products of approximately $87,000 and increased clinical expense for a terminated pharmaceutical product of approximately $70,000.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $351,064, or 22.7%, to $1,896,832 for the nine months ended September 30, 1998 from $1,545,768 for the nine months ended September 30, 1997. The increase was due to increased marketing related expenses of approximately $307,000 associated with the Company's consumer product development, increased administrative personnel expense of approximately $59,000, increased critical care nutrition sales personnel expense of approximately $43,000 and increased administrative and operating expenses of approximately $20,000 associated with the Company's interim marketing agreement with NMI offset by decreased outside service expenses of approximately $78,000.

          INTEREST INCOME. Interest income decreased to $235,204 for the nine months ended September 30, 1998 from $327,831 for the nine months ended September 30, 1997. This $92,627 decrease, or 28.3%, is attributable to the decreased level of investable funds offset by a slightly increased earnings rate.

          INTEREST EXPENSE. Interest expense was $492,725 for the nine months ended September 30, 1998 and $40,651 for the nine months ended September 30, 1997. The interest expense in 1998 consisted of approximately $356,000 of amortization expense associated with the Company's convertible debentures (see Note 7 in Notes to Financial Statements), approximately $37,000 of accrued interest expense on the outstanding convertible debentures, approximately $97,000 of interest expense associated with the Company's note payable (see Note 8 in Notes to Financial Statements) and approximately $3,000 of other interest expense. Interest expense in 1997 was due to the Company's note payable (see Note 8 in Notes to Financial Statements) and the amortization of the valuation of the associated warrants.


     LIQUIDITY AND CAPITAL RESOURCES

          The Company was incorporated in March 1992. On July 24, 1992, Procor, the Company's predecessor, was merged with and into the Company (the "Procor-GalaGen Merger"). At the time of the Procor-GalaGen Merger, Procor was a wholly-owned subsidiary of Land O'Lakes. Since the Company's inception through September 30, 1998, investments in the Company have totaled approximately $53.1 million, including approximately $7.1 million of inter-company obligations payable to Land O'Lakes which were forgiven and recorded as contributed capital at the time of the Procor-GalaGen Merger, $17.9 million from the Company's initial public offering (the "Offering"), after deducting underwriting discounts and offering expenses, and approximately $28.1 million from private placements of equity and convertible debt and from conversion of accrued interest on such debt and the exercise of stock options and warrants. The Company has invested funds received in the Offering and these private placements in investment-grade, interest-bearing obligations.

          Cash used in operating activities decreased by $2,515,918, or 48.1%, for the nine months ended September 30, 1998 to $2,715,573 from $5,231,491 for the same period in 1997. Cash used in operations for the nine month period ended September 30, 1998 went primarily to fund operating losses, and for the same period in 1997 cash was used to fund operating losses and for repayment of current liabilities.

          For the nine months ended September 30, 1998 the Company redeemed $5,128,180 of its available-for-sale securities. The Company invested $34,178 in equipment related to the Company's pilot plant manufacturing facility for the nine months ended September 30, 1998. For the same period in 1997 the Company invested $210,036 in equipment and tenant improvements related to the pilot plant manufacturing facility and $63,355 in lab equipment, computer equipment and software and furniture used primarily to support the Company's operations.

          The Company anticipates that its existing resources and interest thereon will be sufficient to satisfy its anticipated cash requirements through approximately the third quarter of 1999.* The Company's working capital and capital requirements will depend upon numerous factors, including the progress of the Company's market research, product development and ability to obtain partners with the appropriate manufacturing, sales, distribution and marketing capabilities.* The Company's capital requirements also will depend on the levels of resources devoted to the development of manufacturing capabilities, technological advances, the status of competitive products and the ability of the Company to establish partners or strategic alliances to provide funding to the Company for certain manufacturing, sales, product development and marketing activities.*

          The Company expects to incur substantial additional product development and other costs, including costs related to clinical studies and marketing activities.* Capital expenditures may be necessary to obtain licensure of the existing pilot plant facility and to establish additional commercial scale manufacturing facilities.* The Company will need to raise substantial additional funds for longer-term product development, manufacturing and marketing activities that may be required in the future. The Company's ability to continue funding its planned operations beyond the third quarter of 1999 is dependent upon its ability to generate product revenues or to obtain additional funds through equity or debt financing, strategic alliances, license agreements or from other financing sources.* A lack of adequate revenues or funding could eventually result in the insolvency or bankruptcy of the Company.* At a minimum, if adequate funds are not available, the Company may be required to delay or to eliminate expenditures for certain of its product development efforts or to license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop itself.* Because of the Company's significant long-term capital requirements, it may seek to raise funds when conditions are favorable, even if it does not have an immediate need for such additional capital at such time.* If the Company has not raised funds prior to such time as the Company's needs for funding become immediate, the Company may be forced to raise funds when conditions are unfavorable which could result in substantial dilution to the Company's current stockholders.*

     YEAR 2000 ISSUES

          The Company began the process of assessing its risks associated with Year 2000 date conversion in early 1998. This assessment included three main areas: 1.) the business hardware and software applications, mainly certain accounting applications and office network, 2.) the manufacturing facilities and 3.) the external business partners or suppliers. After the Company completed its assessment, it concluded that the Year 2000 risk was focused mainly in the area of its business computer hardware and computer software applications. The Company has addressed this issue by authorizing the installation of new network server hardware and software, specifically for its accounting applications and office network. This process has begun and is anticipated to be completed in late 1998 with costs of approximately $50,000. The Company has contracted this work out to outside parties. The manufacturers of the hardware and software have guaranteed Year 2000 compliance for their products. In planning for the worst case scenarios, we have addressed this issue in the plan. The Company believes that its hardware and software systems for its business will be operational for Year 2000, but it may experience isolated incidences of non-compliance.* The Company's manufacturing facility, completed and operational in mid 1997, has been Year 2000 compliant since inception and no further work is necessary. The Company has identified its key business partners and has started to assess their readiness for Year 2000 and mitigate the risk to the Company if they are not Year 2000 compliant. If certain vendors are unable to deliver product on a timely basis due to their own Year 2000 issues, the Company anticipates that there will be other companies who will be able to deliver product on a timely basis. The Company also recognizes the risks if other key suppliers in utilities, communications, banking and government are not ready for Year 2000, but does not believe the Company will be materially adversely impacted.* The Company is currently in the process of developing its contingency plans for each of its three main areas and should have them completed in early 1999.*

     DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

          This Form 10-Q for the third quarter ended September 30, 1998 contains certain forward looking statements within the meaning of Section 21E of the Exchange Act. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. When used in this Form 10-Q, the words "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. Although the Company believes these statements are reasonable, readers of this Form 10-Q should be aware that actual results could differ materially from those projected by such forward-looking statements as a result of the risk factors listed below and set forth in the Company's Annual Report on Form 10-K for 1997 ("Form 10-K") under the caption "Risk Factors." Readers of this Form 10-Q should consider carefully the factors listed below and under the caption "Risk Factors" in the Company's Form 10-K, as well as the other information and data contained in this Form 10-Q. The Company cautions the reader, however, that such list of factors under the caption "Risk Factors" in the Company's Form 10-K may not be exhaustive and that those or other factors, many of which are outside of the Company's control, could have a material adverse effect on the Company and its results of operations. Factors that could cause actual results to differ include, without limitation, the Company's ability to generate sufficient working capital and obtain necessary financing, the Company's ability to form strategic alliances with marketing and distribution partners, the Company's exposure to product liability claims, consumers' perception of product safety and quality, the Company's reliance on flawed market research, potential competitors that are larger and financially stronger, the Company's ability to receive regulatory approval for its products and the Company's ability to manufacture an acceptable product on a commercial scale. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth hereunder and under the caption "Risk Factors" in the Company's Form 10-K.


     RISK FACTORS

          Certain statements made above, including those indicated by an asterisk (some of which are summarized below), are forward-looking statements that involve risks and uncertainties, and actual results may differ. Factors that could cause actual results to differ include those identified below.

          EXPECTATION THAT A PRODUCT FROM THE LAND O'LAKES COLLABORATION WILL BE IN A REGIONAL TEST MARKET IN 1999. The timing of product introduction into test markets is dependent upon the Company's and Land O'Lakes ability to successfully finalize market research, product development, product manufacturing, marketing, sales and distribution activities or the ability to provide the funding necessary to obtain those activities. The inability of the Company to bring a product to regional test markets in 1999 could have a material adverse effect on the Company.

          IN CONJUNCTION WITH THE COMPANY'S CONSUMER AND CLINICAL PRODUCT DEVELOPMENT EFFORTS DESCRIBED ABOVE, THE COMPANY EXPECTS TO INCUR FURTHER EXPENSES FOR PRODUCT DEVELOPMENT, PERSONNEL, CLINICAL MARKETING STUDIES, MARKETING RESEARCH AND OUTSIDE LEGAL COUNSEL IN 1998 AND 1999. The Company's length of consumer product development and associated costs, costs of any clinical marketing studies needed for the clinical products to be acquired from NMI and any outside legal costs are dependent upon, to a certain degree, results of the Company's market research for consumer and clinical products and discussions with certain end users or purchasers of the clinical products to be acquired from NMI. These may give the Company certain indications of whom the Company's target customers may be, what types of products they may desire and what clinical information is necessary for effective marketing and sales.

          THE PURCHASE OF NMI'S CRITICAL CARE ENTERAL NUTRITION PRODUCTS REQUIRE NMI SHAREHOLDER APPROVAL. NMI'S current management believes that shareholder approval will be obtained, but no assurances can be given that such approval will be given. If NMI shareholder approval is not obtained, the inability of the Company to continue marketing the products could have a material adverse effect on the Company.

          NMI'S CRITICAL CARE ENTERAL NUTRITION PRODUCTS WERE ON TRACK TO GENERATE $1.1 MILLION IN REVENUES IN 1998. The Company's ability to maintain this current level of sales revenues in 1999 and beyond or to increase sales revenue will depend upon the ability of the Company to successfully complete certain clinical marketing studies and the ability of the sales and marketing group hired by the Company from NMI to effectively execute its operating sales and marketing plans. The inability of the Company to complete certain clinical marketing studies or the inability of the sales and marketing personnel to effectively execute its operating plans could have a material adverse effect on the Company.

          THE COMPANY EXPECTS THAT UPON THE CLOSING OF THE PURCHASE AGREEMENT, THE ONGOING SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ASSOCIATED WITH THESE PRODUCTS WILL DECREASE. There can be no assurances that the Company will be able to effectively eliminate any expenses of certain administrative and operational costs that may be associated with the interim marketing agreement upon termination of the marketing agreement and effective ongoing operations after the closing of the purchase agreement. The inability of the Company to decrease such expenses could have a material adverse effect on the Company.

          ABILITY OF THE COMPANY TO SATISFY ITS ANTICIPATED CASH REQUIREMENTS THROUGH APPROXIMATELY THE END OF THE THIRD QUARTER OF 1999. The Company's working capital and capital requirements will depend upon numerous factors, including the progress of the Company's product development programs and the timing and cost of market research. The Company's capital requirements also will depend on the levels of resources devoted to the development of manufacturing and marketing capabilities, technological advances, the status of competitive products and the ability of the Company to establish strategic alliances to provide funding to the Company for certain manufacturing, sales, product development and marketing activities. The inability of the Company to satisfy its cash requirements could have a material adverse effect on the Company.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

PART II. OTHER INFORMATION

Item 2.
RECENT SALES OF UNREGISTERED SECURITIES

     During the nine months ended September 30, 1998, the Company has isued the following equity securities pursuant to exemptions from registration under the Securities Act of 1933, as amended (the "Securities Act"). All such sales were made in reliance upon the exemptions from registration provided under Sections 3(b) and 4(2) of the Securities Act.

     1. In April 1998, the Company issued warrants to purchase 75,000 shares of Common Stock, granted at the fair market value on the date of grant, for certain marketing services to be rendered by Henry J. Cardello. The warrant is immediately exercisable and expires in April 2003.

     2. In April 1998, the Company issued warrants to purchase 25,000 shares of Common Stock, granted at the fair market value on the date of grant, for certain marketing services to be rendered by Henry J. Cardello. The warrant is immediately exercisable and expires in April 2003.

     3. In June 1998, the Company issued warrants to purchase 25,000 shares of Common Stock, granted at the fair market value on the date of grant, for certain marketing services to be rendered by Henry J. Cardello. The warrant is immediately exercisable and expires in June 2003.

     4. In November 1997, the Company raised $1,500,000 through the private placement sale of 6% convertible debentures (the "Debentures") to CPR (USA) INC., Libertyview Plus Fund and Libertyview Fund, LLC, all institutional investors. The principal and interest of the Debentures can be converted into shares of the Company's Common Stock. As of September 30, 1998, $1,000,000 of the debentures, plus accrued interest of approximately $23,330, has been converted into 977,848 shares of Common Stock.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
     (a)  EXHIBITS


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

   4.15      Warrant to purchase 10,000 shares of Common Stock of the          Incorporated By
             Company issued to Joseph Giamenco, dated February 2,              Reference
             1996.(1)

   4.16      Warrant to purchase 25,000 shares of Common Stock of the          Incorporated By
             Company issued to Gus A. Chafoulias, dated February 2,            Reference
             1996.(1)

   4.17      Warrant to purchase 25,000 shares of Common Stock of the          Incorporated By
             Company issued to JIBS Equities, dated February 2, 1996.(1)       Reference

   4.18      Warrant to purchase 25,000 shares of Common Stock of the          Incorporated By
             Company issued to Land O'Lakes, Inc., dated February 2,           Reference
             1996.(1)

   4.19      6% Convertible Debenture Purchase Agreement dated                 Incorporated By
             November 18, 1997 among the Company and the Purchasers named      Reference
             therein.(8)

   4.20      Registration Rights Agreement dated November 18, 1997 among       Incorporated By
             the Company and the Holders named therein.(9)                     Reference

   4.21      6% Convertible Debenture due May 18, 1999 issued to CPR           Incorporated By
             (USA) Inc. dated November 18, 1997.(10)                           Reference



Exhibit No.  Description                                                      Method of Filing
-----------  -----------                                                      ----------------
   4.22      6% Convertible Debenture due May 18, 1999 issued to               Incorporated By
             Libertyview Plus Fund dated November 18, 1997.(11)                Reference

   4.23      6% Convertible Debenture due May 18, 1999 issued to               Incorporated By
             Libertyview Fund, LLC dated November 18, 1997.(12)                Reference

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

   4.26      Stock Purchase Warrant issued to Libertyview Fund, LLC dated      Incorporated By
             November 18, 1997.(15)                                            Reference

   4.27      Warrant issued to CLARCO Holdings dated as of                     Incorporated By
             December 1,1997.(16)                                              Reference

   4.28      Warrant issued to CLARCO Holdings dated as of                     Incorporated By
             December 1,1997.(17)                                              Reference

   4.29      Warrant issued to CLARCO Holdings dated as of                     Incorporated By
             December 1,1997.(18)                                              Reference

   4.30      Warrant issued to Henry J. Cardello dated as of April 13,         Incorporated By
             1998. (20)                                                        Reference

   4.31      Warrant issued to Henry J. Cardello dated as of April 30,         Incorporated By
             1998. (20)                                                        Reference

   4.32      Warrant issued to Henry J. Cardello dated as of June 19,          Incorporated By
             1998. (20)                                                        Reference

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

   10.4      Master Services Agreement between the Company and Land            Incorporated By
             O'Lakes dated May 7, 1992.(1)                                     Reference

  *10.5      GalaGen Inc. 1992 Stock Plan, as amended. (5)                     Incorporated By
                                                                               Reference

   10.7      Stock and Warrant Purchase Agreement between the Company and      Incorporated By
             Chiron Corporation dated March 20, 1995.(1)                       Reference

  #10.8      License and Collaboration Agreement between the Company and       Incorporated By
             Chiron Corporation dated March 20, 1995.(1)                       Reference

  *10.9      GalaGen Inc. Employee Stock Purchase Plan, as amended. (2)        Incorporated By
                                                                               Reference



Exhibit No.  Description                                                      Method of Filing
-----------  -----------                                                      ----------------
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

   10.12     Master Equipment Lease between the Company and Cargill            Incorporated By
             Leasing Corporation, dated June 6, 1996. (2)                      Reference

   10.13     Agreement for Progress Payments between the Company and           Incorporated By
             Cargill Leasing Corporation, dated June 6, 1996. (2)              Reference

   10.14     Agreement for Lease between the Company and Land O'Lakes,         Incorporated By
             dated June 3, 1996. (2)                                           Reference

  *10.15     Letter agreement with John G. Watson dated September 14,          Incorporated By
             1996.(3)                                                          Reference

  #10.16     Agreement with Colorado Animal Research Enterprises, Inc.         Incorporated By
             dated November 1, 1996. (4)                                       Reference

  *10.17     Letter agreement with Francois Lebel, M.D., dated December        Incorporated By
             27, 1996. (4)                                                     Reference

  *10.18     Consulting agreement with Stanley Falkow, Ph.D., dated            Incorporated By
             January 15, 1997. (4)                                             Reference

  *10.19     GalaGen Inc. Annual Short Term Incentive Cash Compensation        Incorporated By
             Plan. (4)                                                         Reference

  *10.20     GalaGen Inc. Annual Long Term Incentive Stock Option              Incorporated By
             Compensation Plan. (4)                                            Reference

  *10.21     GalaGen Inc. 1997 Incentive Plan. (6)                             Incorporated By
                                                                               Reference

   10.22     Master Loan and Security Agreement with TransAmerica              Incorporated By
             Business Credit Corporation dated June 8, 1997. (7)               Reference

   10.23     Amended and Restated License Agreement between the Company        Incorporated By
             and Land O'Lakes dated March 11, 1998. (19)                       Reference

  #10.24     License Agreement between the Company and Metagenics, Inc.        Incorporated By
             dated April 7, 1998. (20)                                         Reference

   10.25     Marketing Agreement between the Company and Nutrition             Electronic
             Medical, Inc., dated September 1, 1998.                           Transmission

   10.26     Asset Purchase Agreement between the company and Nutrition        Electronic
             Medical, Inc., dated  September 1, 1998.                          Transmission

  *10.27     Letter agreement with John G. Watson dated September 16, 1998     Electronic
                                                                               Transmission

   11.1      Statement re: computation of per share earnings (loss).           Electronic
                                                                               Transmission

   27.1      Financial Data Schedule for Quarter ended September 30,           Electronic
             1998.                                                             Transmission

   27.2      Restated Financial Data Schedule for Quarter ended March 31,      Incorporated By
             1996. (19)                                                        Reference

                                      19


Exhibit No.  Description                                                      Method of Filing
-----------  -----------                                                      ----------------
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



     (20) Incorporated herein by reference to the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended
             June 30, 1998 (File No. 0-27976).

      * Management contact or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

     # Contains portions for which confidential treatment has been granted to the Company.

(b)  REPORTS ON FORM 8-K

          No reports of Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                GalaGen Inc.
                                ------------
                                (Registrant)

Date:  November 13, 1998        By: /s/ Robert A. Hoerr
                                    -------------------
                                    Robert A. Hoerr,
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date:  November 13, 1998        By: /s/ Gregg A. Waldon
                                    -------------------
                                    Gregg A. Waldon,
                                    Vice President, Chief Financial Officer,
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit   Decription                                                        Method of Filing
-------   ----------                                                        ----------------
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



Exhibit   Decription                                                        Method of Filing
-------   ----------                                                        ----------------
4.15      Warrant to purchase 10,000 shares of common stock of the          Incorporated By
          Company issued to Joseph Giamenco, dated February 2,              Reference
          1996.(1)

4.16      Warrant to purchase 25,000 shares of common stock of the          Incorporated By
          Company issued to Gus A. Chafoulias, dated February 2,            Reference
          1996.(1)

4.17      Warrant to purchase 25,000 shares of common stock of the          Incorporated By
          Company issued to JIBS Equities, dated February 2, 1996.(1)       Reference

4.18      Warrant to purchase 25,000 shares of common stock of the          Incorporated By
          Company issued to Land O'Lakes, Inc., dated February 2,           Reference
          1996.(1)

4.19      6% Convertible Debenture Purchase Agreement dated                 Incorporated By
          November 18, 1997 among the Company and the Purchasers named      Reference
          therein.(8)

4.20      Registration Rights Agreement dated November 18, 1997 among       Incorporated By
          the Company and the Holders named therein.(9)                     Reference

4.21      6% Convertible Debenture due May 18, 1999 issued to CPR           Incorporated By
          (USA) Inc. dated November 18, 1997.(10)                           Reference

4.22      6% Convertible Debenture due May 18, 1999 issued to               Incorporated By
          Libertyview Plus Fund dated November 18, 1997.(11)                Reference

4.23      6% Convertible Debenture due May 18, 1999 issued to               Incorporated By
          Libertyview Fund, LLC dated November 18, 1997.(12)                Reference

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

4.26      Stock Purchase Warrant issued to Libertyview Fund, LLC dated      Incorporated By
          November 18, 1997.(15)                                            Reference

4.27      Warrant issued to CLARCO Holdings dated as of                     Incorporated By
          December 1,1997.(16)                                              Reference

4.28      Warrant issued to CLARCO Holdings dated as of                     Incorporated By
          December 1,1997.(17)                                              Reference

4.29      Warrant issued to CLARCO Holdings dated as of                     Incorporated By
          December 1,1997.(18)                                              Reference

4.30      Warrant issued to Henry J. Cardello dated as of April 13,         Incorporated By
          1998. (20)                                                        Reference

4.31      Warrant issued to Henry J. Cardello dated as of April 30,         Incorporated By
          1998. (20)                                                        Reference

4.32      Warrant issued to Henry J. Cardello dated as of June 19,          Incorporated By
          1998. (20)                                                        Reference

#10.1     License Agreement between the Company and Land O'Lakes dated      Incorporated By
          May 7, 1992.(1)                                                   Reference



Exhibit   Decription                                                        Method of Filing
-------   ----------                                                        ----------------
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

10.12     Master Equipment Lease between the Company and Cargill            Incorporated By
          Leasing Corporation, dated June 6, 1996. (2)                      Reference

10.13     Agreement for Progress Payments between the Company and           Incorporated By
          Cargill Leasing Corporation, dated June 6, 1996. (2)              Reference

10.14     Agreement for Lease between the Company and Land O'Lakes,         Incorporated By
          dated June 3, 1996. (2)                                           Reference

*10.15    Letter agreement with John G. Watson dated September 14,          Incorporated By
          1996.(3)                                                          Reference

#10.16    Agreement with Colorado Animal Research Enterprises, Inc.         Incorporated By
          dated November 1, 1996. (4)                                       Reference

*10.17    Letter agreement with Francois Lebel, M.D., dated December        Incorporated By
          27, 1996. (4)                                                     Reference

*10.18    Consulting agreement with Stanley Falkow, Ph.D., dated            Incorporated By
          January 15, 1997. (4)                                             Reference

*10.19    GalaGen Inc. Annual Short Term Incentive Cash Compensation        Incorporated By
          Plan. (4)                                                         Reference

*10.20    GalaGen Inc. Annual Long Term Incentive Stock Option              Incorporated By
          Compensation Plan. (4)                                            Reference

*10.21    GalaGen Inc. 1997 Incentive Plan. (6)                             Incorporated By
                                                                            Reference



Exhibit   Decription                                                        Method of Filing
-------   ----------                                                        ----------------
 10.22    Master Loan and Security Agreement with TransAmerica              Incorporated By
          Business Credit Corporation dated June 8, 1997. (7)               Reference

 10.23    Amended and Restated License Agreement between the Company        Incorporated By
          and Land O'Lakes dated March 11, 1998. (19)                       Reference

#10.24    License Agreement between the Company and Metagenics, Inc.        Incorporated By
          dated April 7, 1998. (20)                                         Reference

 10.25    Marketing Agreement between the Company and Nutrition             Electronic
          Medical, Inc., dated September 1, 1998.                           Transmission

 10.26    Asset Purchase Agreement between the company and Nutrition        Electronic
          Medical, Inc., dated  September 1, 1998.                          Transmission

*10.27    Letter agreement with John G. Watson dated September 16, 1998     Electronic
                                                                            Transmission

 11.1     Statement re: computation of per share earnings (loss).           Electronic
                                                                            Transmission

 27.1     Financial Data Schedule for quarter ended September 30,           Electronic
          1998.                                                             Transmission

 27.2     Restated Financial Data Schedule for Quarter ended March 31,      Incorporated By
          1996. (19)                                                        Reference

----------------------

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

     (20) Incorporated herein by reference to the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30 , 1998 (File No. 0-27976).

      * Management contact or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

     # Contains portions for which confidential treatment has been granted to the Company.