Form 10-K
period 1998-12-31
GALAGEN INC
filed 1999-03-31
CIK 889872

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-K

(Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 1998
                                          or
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Transition Period From                 to                 .
                                    ---------------    ----------------

                        Commission file number 0-27976


                                  GalaGen Inc.
--------------------------------------------------------------------------------

             Delaware                                         41-1719104
--------------------------------------------------------------------------------
  (State or other jurisdiction of                          (I.R.S. employer
  incorporation or organization)                          identification no.)


         1275 Red Fox Road
      Arden Hills, Minnesota                                  55112-6943
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip code)


                                 (651) 634-4230
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

          The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 18, 1999 was $12,847,863 based on the closing sale price for the Common Stock on that date as reported by The Nasdaq Stock Market. For purposes of determining such aggregate market value, all officers, and directors of the registrant are considered to be affiliates of the registrant, as well as stockholders holding 10% or more of the outstanding Common Stock as reflected on Schedules 13D or 13G filed with the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

          As of March 18, 1999 the registrant had 8,948,446 shares of Common Stock issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the annual meeting of stockholders to be held on May 12, 1999 and the Annual Report to Stockholders for the year ended December 31, 1998 are incorporated by reference in Parts II, III and IV of this Annual Report on Form 10-K. (The Compensation Committee Report and the stock performance graph contained in the registrant's Proxy Statement are expressly not incorporated by reference in this Form 10-K).

                                    PART I

ITEM 1.   BUSINESS

FORWARD-LOOKING STATEMENTS

     The information presented in this Annual Report on Form 10-K under the headings "Item 1. Business" and "Item 2. Properties" and incorporated by reference under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to risks and uncertainties, including those discussed under "Risk Factors" below beginning on page 13 of this Annual Report on Form 10-K, that could cause actual results to differ materially from those projected. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements. Certain forward-looking statements are indicated below by an asterisk.

INTRODUCTION

     GalaGen Inc. ("GalaGen" or the "Company"), was incorporated in 1992 as a successor to a wholly-owned subsidiary of Land O'Lakes, Inc. ("Land O'Lakes") that was incorporated in 1987. GalaGen's mission is to become the leading presence in foods, beverages and dietary supplements that help enhance the immune system.* To accomplish this mission, the Company is focusing its efforts on channels that demand immune-enhancing benefits in certain segments of the consumer food and beverage product markets and in certain segments of the clinical nutrition products markets, as described below.

     A critical factor for success of the Company is its immune-enhancing ingredient which is derived from colostrum, the highly nutritious first milk from a dairy cow after its calf is born, which has been branded Proventra-TM- Brand Natural Immune Components ("Proventra"). The primary immune-enhancing components of Proventra are antibodies, which are proteins that enhance the body's immune system to protect against harmful pathogens. Secondary immune-enhancing components of Proventra providing further disease resistance are proteins, such as lactoferrin, and multiple vitamins and minerals.

     The Company believes it is in a position of strategic advantage with its ingredient, Proventra*, as follows:

          ACCESS TO COLOSTRUM. The Company has agreements with Land O'Lakes which provide the Company with access to the Land O'Lakes dairy system. This dairy system has approximately 750,000 cows, from which the Company receives its supply of colostrum. These cows are located primarily in the upper Midwest and both the East and West coasts.

          PROPRIETARY MANUFACTURING PROCEDURES. The Company has patented, proprietary manufacturing processes that are used to concentrate antibodies from the colostrum. Standard dairy processing techniques destroy the activity of most of the antibodies present in milk and colostrum, whereas the Company's processing retains the antibody's effectiveness.

          INGREDIENT PATENT PROTECTION. GalaGen holds exclusive patent licenses that prevent potential competitors from combining antibodies with fibers or antibodies with active cultures. The licenses provide the Company with a high degree of competitive insulation in addition to establishing the Company as an innovator.*

          ABILITY TO ADDRESS MULTIPLE HEALTH CONDITIONS. Using its proprietary immunization technologies, including the use of immune system stimulating adjuvants, the Company can produce antibodies in the cow that target specific pathogens that may cause problems in the human gastrointestinal ("GI") tract, including bacteria and their toxins, parasites, fungi and viruses. This technology increases by many fold a dairy cow's natural production of these targeted antibodies in its colostrum and can be utilized to enhance the body's normal response to conditions like yeast infections in women, tooth decay and diarrhea.

     The Company is developing, in conjunction with strategic partners, a portfolio of proprietary consumer and clinical nutritional food and beverage products which will incorporate Proventra. Additionally, the Company is supplying Proventra as an ingredient to food companies for incorporation into dietary supplements or other similar products. These products will target needs of both consumers and healthcare professionals.

     In December 1998, the Company acquired Nutrition Medical, Inc.'s
("NMI") developed line of critical care enteral nutrition products and formulas. The products were recently introduced by NMI and are being sold to the hospital and home healthcare industries. GalaGen purchased substantially all of NMI's critical care enteral nutrition products and formulas, all related inventory and certain other assets, including the existing customer base of over 500 hospitals and home healthcare facilities. The sales and marketing group from NMI joined the Company to provide continuity in operations and an essential marketing base. The Company is researching ways in which to incorporate certain of its immune-enhancing ingredients into selected products acquired from NMI to provide additional proprietary protection and added benefits that are not currently available in that market segment.* Additionally, Glutasorb-TM-, one of the acquired products, is enriched with glutamine, an amino acid important for the support of the immune system.

BACKGROUND

IMMUNE-ENHANCING TECHNOLOGY

     Passive immunity consists of using antibodies produced by one individual or animal to provide immune protection in another individual. Dairy cows provide antibodies to their calves through the colostrum, which is the milk produced during the first several days of lactation. The concentration of antibodies in colostrum is many times higher than the normal concentration in milk. Through their natural exposure to the environment, cows have developed antibodies that recognize and bind to many human pathogens. Clinical studies performed by GalaGen and others have proven that the antibodies are not destroyed by passage through the gastrointestinal tract, and they remain functionally active against these undesirable organisms.

FUNCTIONAL FOODS AND NUTRACEUTICALS

     The Company believes that its immune-enhancing technology lends itself to the creation of food products or dietary supplements, for both consumer and clinical food and beverage markets, with health claims, often called "functional foods" or "nutraceuticals".* The Company further believes that the inclusion of Proventra in functional foods or nutraceuticals, along with including other components such as active cultures and dietary soluble fiber for which the Company has licensed certain patents, provide important benefits and competitive advantages, including (i) a unique immune-enhancing system, (ii) a fit with consumer needs, and (iii) a safe, proven means to enhance the body's natural resistance.*

     Functional foods and nutraceuticals have been defined as foods which provide benefits beyond their nutritional value. While there is not a regulatory definition for the terms "functional food" or "nutraceutical", these terms are widely used in the marketplace. The Company believes that the enactment by Congress of the Nutrition Labeling and Education Act ("NLEA") in 1990 and the Dietary Supplement Health and Education

Act ("DSHEA") in 1994 enabled the regulatory process for marketing foods or dietary supplements. NLEA permits certain health claims related to the food's ability to reduce the risk of certain diseases. DSHEA permits such products to bear "structure-function" claims related to how the product affects the structure or function of the body, and such claims do not require Food and Drug Administration ("FDA") review or approval, but must be supported by scientific evidence. The Company believes that the incorporation of Proventra in foods or dietary supplements would add benefits to these products, particularly since there is a significant amount of scientific data to support the benefits of colostrum.*

     According to Frost & Sullivan, a competitive-market analysis firm, the market for nutraceutical or functional food beverages, into which the Company's Proventra could be incorporated, now exceeds $20 billion. The Company believes that this significant market size is due to a number of factors, including (i) increased interest in healthier lifestyles, (ii) the publication of research findings supporting the positive health effects of certain nutritional supplements and (iii) the aging of the "Baby Boom" generation combined with the tendency of consumers to purchase more nutritional supplements as they age.*

CRITICAL CARE PRODUCTS

     Critically ill or severely injured patients are often unlikely to consume adequate nutrients, which can exacerbate a patient's condition, cause complications and prolong hospital stays. Total enteral nutrition delivers, often via specialized pumps, formulations of protein, carbohydrates, fat and vitamins via feeding tubes directly into the patient's intestinal tract. Unless nearly all of the intestinal tract is missing or nonfunctional, most patients can be fed via this enteral route. One application of enteral nutrition is in the treatment of critical care patients. The largest single category of total enteral nutrition products used in critical care are products that contain unique protein sources referred to as "elemental." Unlike long-term care formulas that contain "whole protein," which must be digested before it can be absorbed and utilized by the patient, elemental formulas contain predigested protein that offers immediately available nutrition because little or no digestion is required. All of the Company's recently acquired critical care nutrition products are elemental formulas. The critical care nutrition formula market is currently dominated by a small number of established manufacturers of national brands, each of which focuses on particular segments of the market. These manufacturers include Ross Laboratories, a division of Abbott Laboratories ("Ross Laboratories"), Mead Johnson Nutritionals, a Bristol-Myers Squibb Company ("Mead Johnson"), Novartis, formerly known as Sandoz Corp. ("Novartis"), Nestle Ltd ("Nestle"), formerly known as Clintec Nutrition Co., and McGaw, Inc. ("McGaw"). Meanwhile, the United States health care system has been under pressure to control costs. As a result, the medical community and consumers have come to accept lower cost-effective drugs and private label over-the-counter products, and the market for these products has grown rapidly. The Company believes it is the only company that has addressed the critical care medical nutrition market with lower cost alternatives to established brands.* The Company is researching ways in which to incorporate certain of its immune-enhancing ingredients into selected products acquired from NMI to provide additional proprietary protection and added benefits that are not currently available in that market segment.* The Company sells its critical care nutrition formulas under its NMI label.

Business Strategy

     GalaGen has determined to focus on two market segments to optimally capitalize on its immune-enhancing capabilities: (i) nutritional consumer food and beverage products and (ii) clinical nutrition products. The former emphasis will yield products containing Proventra, and other immune components, in grocery and health food stores. The latter will yield products for hospitals, nursing homes and home healthcare that may contain Proventra or other immune-enhancing ingredients. The Company will utilize relationships and collaborations with strategic partners to deliver these products to the marketplace.*

     To advance the introduction of GalaGen's Proventra or other immune-enhancing ingredients into the two market segments, the Company has recently entered into several strategic partner agreements, including the following:

CONSUMER FOOD AND BEVERAGE PRODUCTS

     GENERAL NUTRITION CORPORATION

     In December 1998, the Company entered into an agreement with General Nutrition Corporation ("GNC"). Under this agreement, GalaGen and GNC will develop and market a range of immune-boosting dietary supplements and sports nutrition formulas for specialized retail and mass-market retail channels using certain proprietary formulations of Proventra. The Company will sell its Proventra to General Nutrition Products, Inc. ("GNP"), the manufacturing company of GNC, for incorporation into the products for exclusive distribution and retail marketing in North America by GNC, its affiliates, franchisees and certain other stores in mass market channels. The agreement calls for GNC to maintain minimum sales requirements for both the specialty retail and mass market channels for exclusivity to continue. The first products are targeted for launch in the second half of 1999, following the initial product development phase of the collaboration.*

     TROPICANA

     In March 1999, the Company entered into an agreement with Tropicana Products, Inc., a division of PepsiCo Inc. Under the agreement, the two companies will explore development of nutritious beverages for the health-conscious consumer.

     LAND O'LAKES

     In April 1998, GalaGen entered into an agreement with Land O'Lakes to develop and introduce into market a line of yogurt products incorporating Proventra. Products developed under this arrangement will leverage Land O'Lakes strength as a dairy producer and marketer. The first products are targeted for a second half 1999 test market launch.*

     LIFEWAY FOODS, INC.

     In December 1997, the Company assisted in introducing Basics Plus-TM-, a dietary supplement product, in conjunction with its marketing and manufacturing partner, Lifeway Foods, Inc. It contains active kefir cultures, which are cultures that contain beneficial bacteria strains, and GalaGen's Proventra. Basics Plus is the first dairy-based dietary supplement sold in the United States in the refrigerated section of health food stores and grocery stores. The product was featured in the February 1998 issue of DAIRY FOODS MAGAZINE and has gained recognition as an industry breakthrough. DAIRY FOODS MAGAZINE named Basics Plus the top new dairy product in 1998 for the Functional Foods category (November 1998 issue).

     RHONE-POULENC / RHODIA

     In June 1998, GalaGen announced a nutritional products collaboration with Rhodia, Inc., a $6 billion Rhone-Poulenc spin-off. The two companies are exploring the possible development and marketing of a patent-protected combination of ingredients for use in nutritional products positioned for the nutraceutical and functional foods markets. Under this arrangement, products will contain GalaGen's Proventra and Rhodia's proprietary active cultures.

CLINICAL NUTRITION PRODUCTS

     CRITICAL CARE PRODUCTS (NMI)

     In September 1998, the Company entered into an asset purchase agreement with NMI to acquire NMI's developed line of critical care enteral nutrition products and formulas. The products were recently introduced by NMI and are being sold to the hospital and home healthcare industries. The asset purchase agreement was closed in December 1998. GalaGen purchased substantially all of NMI's critical care enteral nutrition products and formulas, all related inventory and certain other assets, including the existing customer base of over 500 hospitals and home healthcare facilities. The sales and marketing group from NMI joined the Company to provide continuity in operations and an essential marketing base. The Company will continue to have all products associated with this asset purchase manufactured by outside parties.

     Critical care nutrition formulas are used by hospitals and other health care providers to feed critically ill patients who cannot consume adequate nutrients orally and consequently require specialized feeding via tubes into the intestinal tract. The use of critical care nutrition formulas often continues at home or in a nursing home after a patient is discharged from the hospital. The Company's strategy is to focus on the development and sale of a core line of critical care formulas for patients who do not metabolize foods well and are most likely in intensive care units. Certain unique ingredients are combined to meet the special nutritional requirements of specific patient populations. The Company markets its critical care and disease specific nutrition products to hospitals and other health care providers as cost effective alternatives to the established products offered by brand name manufacturers.

     The Company is selling nine nutrition products for critical care, liver failure and moderately stressed patients. Most products contain elemental protein sources, which contain predigested protein that offers immediately available nutrition. The first proprietary critical care formula, Glutasorb, was launched by NMI in February 1998. This formula is the first high glutamine, ready-to-use liquid elemental diet available in the United States and, as such, has no specific competing branded product. The following chart provides information regarding each of the Company's critical care nutrition products.

                                   DATE
PRODUCT NAME                    INTRODUCED                        PRODUCT DESCRIPTION
------------                  --------------                      -------------------
L-Emental-TM-                 May 1994        A 100% free amino acid-based elemental nutrition
                                                formula for gastrointestinal ("GI") impaired or
                                                critically ill patients
L-Emental Hepatic-TM-         June 1996       A 100% free amino acid and calorie supplement for the
                                                dietary management of chronic liver disease
                                                patients.
L-Emental Pediatric-TM-       June 1996       A 100% free amino acid elemental diet for GI impaired
                                                children ages 1 to 10
Pro-Peptide Unflavored-TM-    November 1994   A ready-to-use, isotonic, peptide-based diet for GI
                                                impaired patients
Pro-Peptide VHN-TM-           November 1995   A high nitrogen, isotonic, peptide-based diet for GI
                                                impaired and critically impaired patients who
                                                require high protein levels
Pro-Peptide Vanilla-TM-       November 1995   Vanilla flavored ready-to-use, peptide-based diet for
                                                GI impaired patients who require an oral product
Pro-Peptide For Kids-TM-      May 1997        Vanilla flavored ready-to-use, peptide-based diet for
                                                children ages 1 to 10 who are GI impaired
Glutasorb-TM-                 February 1998   Ready-to-use, high glutamine, amino acid-peptide based
                                                product for patients who have severe catabolic
                                                illness, GI dysfunction, surgery and trauma
Nitro Pro-TM-                 July 1998       A ready-to-use high-protein tube feeding product for
                                                moderately stressed patients


     With the exception of Glutasorb, the Company generally establishes target prices for its critical care and disease specific nutrition products that are below the selling prices of competing established brand name products. To maintain or increase the gross margin of the products, the Company is researching ways in which to incorporate certain of its immune-enhancing ingredients into certain products listed above to provide additional proprietary protection and added benefits that are not currently available in that market segment.* Additional products that the Company may introduce would include proprietary immune-enhancing features.*

     AMERICAN HOME PRODUCTS - WYETH AYERST

     In October 1998, the Company entered into a collaboration and license agreement and a manufacturing and supply agreement with Wyeth-Ayerst, a division of American Home Products Corporation. The two companies will develop and commercialize a proprietary ingredient with unique antibacterial properties for use in pediatric formula and other nutritional products. The companies will collaborate during the research and development phase of the product, which will be funded by Wyeth-Ayerst. Additionally, Wyeth-Ayerst will have financial and oversight responsibilities for all clinical trials and regulatory compliance related to the use of the ingredient in pediatric formula products. Wyeth-Ayerst will have worldwide rights to the use of the ingredient in its pediatric formula and other nutritional products. GalaGen will retain certain rights to manufacture the ingredient and has the right to request a sublicense from Wyeth-Ayerst to develop and commercialize non-pediatric formula nutritional products. GalaGen will also receive licensing and milestone payments.

     HORMEL-AMERICAN INSTITUTIONAL PRODUCTS

     In March 1999, the Company announced that it entered into a licensing and distribution agreement with American Institutional Products, Inc. (AIP), a subsidiary of Hormel Foods Corporation. Under the agreement, AIP has exclusively licensed the manufacturing and distribution rights for a new, clinically tested, cultured dairy beverage developed by GalaGen to improve the gastrointestinal health of patients in hospitals and nursing homes. The product will incorporate Proventra and includes an ingredient combination that is patented. A test market for the product in the Upper Midwest is scheduled to begin in mid 1999.*

MANUFACTURING SYSTEM

PROVENTRA MANUFACTURING

     The Company's manufacturing system produces antibodies for nutritional products. The Company's system has been designed to access very large numbers of cows in commercial milking herds, organize them into discrete product-specific groups and, if needed, immunize them with specific antigens to heighten the natural production of targeted antibodies in their colostrum, collect the colostrum and concentrate the antibodies using proprietary processes. These processes preserve the essential antibody activity and other immune-enhancing components while reducing unnecessary components, including microbial contaminants. Modern dairy cows, having been bred for high volume milk production, produce colostrum in quantities far greater than their calves can consume. After the calf fulfills its colostrum needs, this surplus colostrum can then be collected by the Company.

     Standard dairy processing techniques destroy the activity of most of the antibodies present in milk and colostrum and render them inactive. The proprietary processes used by the Company to concentrate antibodies have been developed by the Company through many years of research and development.
This work has resulted in processes that use well-tested and efficient dairy manufacturing techniques, including pasteurization, that have been modified to preserve the biological activity of the antibodies. The Company has two patents that have been issued for these processes. The Company is supporting its proprietary antibody processing system with a quality control system designed to regulate, monitor and review the processing system. The Company has obtained Kosher certification for the natural immune components found in Proventra. Additionally, the Company has obtained the appropriate license from the Minnesota Department of Agriculture.

     Construction of the Company's manufacturing facility within the existing Land O'Lakes manufacturing complex in Arden Hills, Minnesota was completed in 1996. Land O'Lakes has guaranteed the equipment leases associated with the manufacturing facility. The Company believes that the capacity of this facility will be adequate for the production of Proventra for nutritional products, either for sale or product development requirements, through 2000 and believes that contract manufacturers would be available to increase its production capacity quickly, if required.*

CRITICAL CARE PRODUCT MANUFACTURING

     All of the Company's critical care products acquired from NMI are manufactured by third parties. These toll manufacturers are subject to FDA regulatory requirements for food and medical food production, and the Company's products undergo quality control testing during and after the production process. By using third party manufacturers, the Company is better able to introduce new products that require differing manufacturing processes and maintain a favorable fixed cost structure. Critical care nutrition products are shipped from the manufacturer to the Company's distribution facility in Arden Hills, Minnesota. The Company believes that there are several manufacturers in the United States that could manufacture the critical care products and that it is not dependent upon one single manufacturer for its product supply.*

MARKETING, RESEARCH AND RELATIONSHIPS

MARKETING

     FUNCTIONAL FOOD AND NUTRACEUTICAL PRODUCTS

     To exploit Proventra as broadly as possible in human applications, the Company's consumer and clinical products strategy, except for those critical care products acquired from NMI, is to enter into strategic relationships with food companies to develop products that incorporate Proventra and/or other immune combinations and/or to sell Proventra to food companies as an ingredient.* The Company does not anticipate that it will manufacture, market or distribute any final food product, but will rely upon collaborations with larger companies to accomplish these goals.*

     CRITICAL CARE PRODUCTS

     The Company employs its own inside sales personnel to market its critical care nutrition products. These sales personnel target, via telephone, the appropriate departments of hospitals, nursing homes and home health care organizations. This approach reduces the Company's selling costs by eliminating travel expenses and allowing its sales personnel to contact and service a larger number of potential and actual customers. The Company also uses direct mail and trade shows to further promote its products. In addition, the Veteran's Administration and state and county hospitals have annual bids for clinical nutrition products, and the Company actively participates in these bids.

RESEARCH

     FUNCTIONAL FOOD AND NUTRACEUTICAL PRODUCTS

     The Company's product development strategy is to pursue its own research programs internally and to complement such programs by establishing relationships with key external medical, academic, governmental and major research organizations. Specifically, the Company intends to continue complementing its extensive immune-enhancing technology base by acquiring access to additional proprietary technology and patents in the areas of antibodies, vaccine, molecular biology, and processing and manufacturing technology.* The Company also may seek collaborative arrangements for commercialization of its Proventra-based products.* The Company spent
$1.9 million, $3.8 million and $5.3 million for product development in fiscal years 1998, 1997 and 1996, respectively. The expenses incurred in 1996, 1997 and a portion of 1998 relate to the Company's pharmaceutical program, which has been discontinued.

     CRITICAL CARE PRODUCTS

     As part of NMI, the product development process began with a determination that a market opportunity existed with respect to a particular product. NMI then contracted with an outside laboratory to analyze the ingredients of the competitor's product and to formulate its version of the product. Certain members of NMI's scientific advisory board consulted with the contractors during the development process. The Company anticipates that any future product development may generally follow this procedure, but anticipates that any new products will incorporate immune-enhancing benefits to make a product proprietary and have unique features not currently available in the market so as to maintain or increase gross margins.* The Company's critical care, disease specific and intact protein nutrition formulas are not required to undergo clinical testing or obtain FDA approval for such products, though they are subject to certain FDA guidelines.

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

     Under a supply agreement with Land O'Lakes, the Company agreed to purchase all of its commercial requirements for colostrum from Land O'Lakes through May 7, 2002, subject to Land O'Lakes' option to renew the supply agreement for an additional ten-year period. The Company must provide program specifications to Land O'Lakes prior to commencing each of its commercial programs and Land O'Lakes must notify the Company within a specified period whether it will supply according to the agreement. If Land O'Lakes does not confirm during that period that it will supply colostrum according to the specifications, then the Company has the right to obtain the colostrum from alternative sources. Commercial production of Proventra could be delayed if Land O'Lakes does not elect to supply according to the supply agreement and the Company is required to locate an alternate supplier.

     When the Company was formed, it signed a letter of intent with Land O'Lakes to develop strategic relationships focused on the development of functional food products. In March 1998, the Company and Land O'Lakes signed an amended and restated license agreement (the "Restated License") in which the Company has significantly broadened its rights to develop and market functional foods. Under the Restated License, the Company can use, improve, exploit, license or share existing Procor Technology, Inc. (the Company's predecessor, "Procor") technology, Procor technology improvements and new technologies, as defined, in all areas of functional foods except under certain "reserved food product" and "first refusal food product" categories, as defined. If the Company intends to engage in manufacturing or marketing any "first refusal food product", the Company must give Land O'Lakes notice of its intent, in which case Land O'Lakes can negotiate with the Company, in good faith and within a defined period of time, to undertake any part of the manufacturing or marketing areas. If the Company intends to engage in manufacturing or marketing any "reserved food product", the Company must give Land O'Lakes notice of its intent and must only work with Land O'Lakes to undertake the manufacturing or marketing of such products. In the original license agreement with Land O'Lakes, the Company retained rights to pursue the development of infant formula products containing polyclonal antibody technology.

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

PROPRIETARY RIGHTS AND PATENTS

FUNCTIONAL FOOD AND NUTRACEUTICAL PRODUCTS

     The Company's policy is to protect its proprietary technology as trade secrets and by filing patent applications on technology for which the Company believes patent protection is available and is in the best interest of the Company. The Company also relies upon know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position.

     The Company believes that certain of its process improvements are more valuable as trade secrets than as patented processes, where the process improvements would have to be publicly disclosed. The Company relies on trade secrets and proprietary know-how it developed while manufacturing antibody products as Procor. The Company believes that substantial barriers exist for competitors desiring to commercialize antibodies derived from milk or colostrum that have the features that the Company's antibodies, or Proventra, have*; however, there can be no assurance that other companies will not develop production processes or initiate relationships with other large dairy cooperatives to develop a similar procurement system. The Company seeks to protect trade secrets and know-how through confidentiality agreements with employees, consultants and other parties. These agreements provide that all confidential information developed or made known during the course of the relationship with the Company is to be kept confidential and not disclosed to third parties, except in specific circumstances. No assurance can be given that such agreements will provide meaningful protection for the Company's unpatented trade secrets or provide adequate remedies in the event of unauthorized use of such information. Neither can assurance be given that others will not independently develop substantially equivalent proprietary information and technology or otherwise gain access to the Company's trade secrets or disclose such technology.

     The Company has been issued four patents from the United States Patent & Trademark Office. Two patents cover significant processes in its core manufacturing technology for antibodies for microfiltering milk and colostrum that reduces contaminants while improving yield. The third patent covers the therapeutic use of CLOSTRIDIUM DIFFICILE specific bovine antibodies for the treatment of C. DIFFICILE related diseases such as diarrhea. The fourth patent covers a vaccine composition for generating specific, high titer antibodies against CRYPTOSPORIDIUM PARVUM. The Company also has three United States patent applications pending and has acquired licenses to a number of patents or patent applications of others. The Company's United States patent applications are in the area of bovine antibody technology and product applications. The Company believes that useful, new and unobvious antibody formulations also may be patentable in support of its immune-enhancing strategy.* Furthermore, in some cases, patent coverage may be available for the vaccines or antigens used to provoke the immunological response which produces the antibodies. The Company has also obtained sole licenses for enabling patents from Metagenics, Inc relating to the combination of antibodies and soluble fibers, and antibodies and active cultures for use in the fields of dietary supplements and medical foods. Metagenics, Inc. retains the right to use these patents for its own products. The Company has also acquired a patent from Biotest Pharma GmbH for an alternative antibody processing technology. The Company's strategy is to pursue patent protection for each of its products where possible, including their components, as well as for certain process and formulation improvements, although the Company may not be successful in achieving broad patent protection for its technology.

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

CRITICAL CARE PRODUCTS

     The Company is in the process of registering its existing trademarks, for the products acquired from NMI, with the United States Patent & Trademark Office. As part of NMI, the products were not registered but instead relied on NMI's common law trademark rights. The lack of such registration may impair the ability of the Company to successfully register the trademarks or to prosecute successfully an infringement action against other users of these trademarks. There can be no assurance that the Company's marks do not or will not violate the proprietary rights of others, that the Company's proprietary rights in the marks would be upheld if challenged, or that the Company would not be prevented from using its marks, any of which could have an adverse effect on the Company.* In addition, there can be no assurance that the Company will have the financial resources necessary to enforce or defend its trademarks.*

GOVERNMENT REGULATION

FUNCTIONAL FOOD AND NUTRACEUTICAL PRODUCTS

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

     DIETARY SUPPLEMENT HEALTH AND EDUCATION ACT

     DSHEA was enacted in October 1994, amending the Food, Drug and Cosmetic Act. The Company believes this law is generally favorable to the dietary supplement industry.* DSHEA establishes a new statutory class of "dietary supplements," which includes vitamins, minerals, herbs, amino acids and other nutritional supplements for human use to supplement the diet and includes in such class all dietary ingredients on the market as of October 15, 1994. Such class of nutritional supplements will not require the submission by the manufacturer or distributor of evidence of a history of use or other evidence of safety establishing that the supplement will reasonably be expected to be safe, but a nutritional supplement which contains a dietary ingredient which was not on the market as of October 15, 1994 does require such submission of evidence of a history of use or other evidence of safety. Among other things, this law prevents the further regulation of dietary ingredients as "food additives" and allows the use of statements of nutritional support on product labels. DSHEA allows the use of "structure/function" claims on the label of a product, which may allow the Company to communicate advantages of Proventra without the expenses associated with FDA clinical trials.* The law requires companies to file label claim information with FDA within 30 days after initiating marketing of a product, and FDA may respond with a "courtesy letter" commenting on the claims if it believes they are not appropriate.

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

CRITICAL CARE PRODUCTS

     The Company's products purchased from NMI are subject to government regulation. The Company's current critical care products are regulated as food and medical food by the FDA and are subject to labeling requirements, current good manufacturing practice regulations and certain other regulations designed to ensure the safety of the products. Claims made by the Company in labeling and advertising its products are subject to regulation by the FDA, the FTC and various state agencies under their general authority to prevent false, misleading and deceptive trade practices. These regulations involve more stringent tracking, testing and documentation standards. Failure to comply with FDA requirements can result in adverse regulatory action, including injunctions, civil or criminal penalties, product recalls or the relabeling, reformulation or possible termination of certain products.

COMPETITION

FUNCTIONAL FOOD AND NUTRACEUTICAL PRODUCTS

     The nutritional products area is highly fragmented and competitive with many large nationally known manufacturers and many smaller manufacturers and marketers of nutritional products. The Company has licensed patents from Metagenics regarding the incorporation of antibodies combined with active cultures and antibodies combined with soluble fiber. Many of the nutritional products the Company anticipates developing, in conjunction with a strategic partner, will be covered by these patents. Potential competitors, however, could be larger than the Company, have greater access to capital and may be better able to withstand volatile market conditions. Moreover, because the nutritional products industry generally has low barriers to entry, additional competitors could enter the market at any time. In that regard, although the nutritional products industry to date has been characterized by many relatively small participants, national or international companies (which may include food or pharmaceutical companies or other suppliers to the mass markets) may seek to enter or to increase their presence in this industry, which would have a material adverse effect on the Company's competitive position.

     The Company has assessed the factors that may make it competitive in this environment and believes that its central strength is that the products it will develop in conjunction with various partners will be unique, distinct and proprietary in the marketplace.* This distinction is made by offering in its products direct immune enhancing benefits that include Proventra and a combination of other key ingredients, such as active cultures and soluble fiber, currently not available in the market. Such products will also be subject to patent protection.* Another strength includes proprietary technologies that can enhance Proventra by offering immune protection against specific common disease-causing pathogens.* Additionally, the Company's collaborative relationships offer financial, production, sales and distribution synergies beyond those of GalaGen itself which allow the Company to compete more effectively.*

COLOSTRUM MANUFACTURERS

     The Company knows of certain colostrum manufacturers, including New Zealand Dairy and La Belle, Inc., which supply colostrum in dried or liquid form. These competitors are larger than the Company, have greater access to capital and may be better able to withstand volatile market conditions. Potential competitors could also be larger than the Company, have greater access to capital and may be better able to withstand volatile market conditions. The colostrum market requires access to a substantial number of dairy cows to be commercially successful. The Company has assessed the factors that may make it competitive in this environment and believe that its central strengths are: (i) its access to 750,000 dairy cows in the Land O'Lakes system, (ii) its ability to pasteurize, and/or certify Kosher, colostrum while still maintaining the effectiveness of the immune-enhancing components, namely antibodies, which the Company believes no competitor offers, and (iii) additionally, its ability to enhance Proventra by offering immune protection against targeted pathogens.*

CRITICAL CARE PRODUCTS

     Competition in the critical care nutrition products market primarily consists of five companies that have established brands in the specialty markets in which the Company has chosen to compete. These companies, Novartis, Mead Johnson, Nestle, Ross Laboratories and McGaw, each market their specialty products through sales personnel who generally use traditional in-person sales calls rather than the telemarketing approach historically employed by the Company. Novartis, Mead Johnson, Nestle, Ross Laboratories and McGaw are all larger than the Company, have greater access to capital and are likely to be better able to withstand volatile market conditions. Although the Company believes it is the only company currently offering low cost alternatives to the established brands, other companies may enter this market.*

EMPLOYEES

     At December 31, 1998, the Company had 19 employees, eight of whom came from NMI when the Company acquired certain assets of NMI and are in the sales, marketing and quality control areas. Two employees have Ph.D. degrees, and one of whom also has an M.D. degree. Five employees are currently working in product development, including the clinical regulatory area. The Company believes its employee relationships are good.

RISK FACTORS


Certain statements made in this Annual Report on Form 10-K, including those indicated by an asterisk above, are forward-looking statements based on our current expectations, assumptions, estimates and projections about our business and our industry. These forward-looking statements involve risks and uncertainties. Our business, financial condition and results of operations could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described below and elsewhere in this Form 10-K. You should consider carefully the risks and uncertainties described below, which are not the only ones facing our Company. Additional risks and uncertainties also may impair our business operations. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

GENERAL

     WE MAY NOT EVER ACHIEVE A PROFITABLE LEVEL OF OPERATIONS.

     Our ability to achieve profitable operations depends in large part on:

     - entering into agreements to develop products and establish markets for those products; and

     - making the transition from a research company to an operating and marketing company.

     We cannot be sure we will be successful in ever achieving either result. We have experienced significant operating losses in each year since our inception in 1987. We have an accumulated deficit of more than $57 million as of December 31, 1998. We may continue to lose money in the future.

     IF WE CANNOT OBTAIN CONTINUING FUNDING, WE MAY BE UNABLE TO IMPLEMENT OUR BUSINESS PLANS.

     If we cannot find adequate funding, we may have to delay or eliminate some of our product development plans. We may be required to grant licenses to others to establish markets for products or technologies that we would otherwise seek to market ourselves.

     Our cash requirements for working capital depend on numerous factors. These factors include:

     - our spending on marketing activities, including clinical marketing trials;
     - our progress in finding partners to help us develop products and market those products;
     - the willingness and ability of our partners to provide funding for our activities;
     -    our spending on product development programs;
     -    the rate of technological advances in the production of our products;
     - our spending on facilities, equipment and personnel to make our products; and
     -    the status of competitive products.

     Our long-term ability to continue funding our planned operations depends on our ability to obtain additional funds through:

     -    product revenues;
     -    equity or debt financing;
     - finding partners to help us develop products and market those products;
     -    license agreements; or
     -    other financing sources.

     Because of our significant long-term capital requirements, we may seek to raise funds when conditions are favorable. We may do so even if we do not have an immediate need for the capital at the time we raise it. If we have not raised funds prior to when our needs for funding become immediate, we may be forced to raise funds when conditions are unfavorable. This could result in significant dilution of our current stockholders.

     IF WE DO NOT ACHIEVE A PROFITABLE LEVEL OF OPERATIONS AND CANNOT FIND FUNDING IN THE FUTURE, WE COULD EVENTUALLY BECOME INSOLVENT OR BANKRUPT.

     If we do not achieve a profitable level of operations and we do not obtain funding necessary from some source other than operations, we could eventually deplete our cash reserves and become insolvent or bankrupt.

     THE RELATIVELY LOW LEVEL OF TRADING IN OUR COMMON STOCK MAY MAKE IT HIGHLY VOLATILE.

     While our Common Stock has been traded on the Nasdaq National Market since our initial public offering, the volume of shares of Common Stock traded on that market has been relatively small. Given the small volume of shares traded, market fluctuations may have a particularly adverse effect on the market price of our Common Stock. We cannot be sure of the liquidity of the market for the Common Stock or the price at which any sales may occur. The volume of trading in our

Common Stock in the future will depend upon the number of holders of the Common Stock, the interest of securities dealers in maintaining a market in the Common Stock and other factors beyond our control. The market price of our Common Stock could be subject to significant fluctuations in response to:

     -    our operating results;
     - the operating results of our competitors or other biotechnology companies;
     -    technological developments;
     -    government regulations;
     -    the status of our proprietary rights to potential products;
     -    litigation;
     -    public safety concerns; and
     -    other factors.

     Some of these factors are unrelated to our operating performance and beyond our control.

     GALAGEN AND THE OWNERS OF SHARES OF OUR COMMON STOCK MAY HAVE DIFFICULTY IN SELLING THOSE SHARES IN THE FUTURE IF OUR COMMON STOCK IS REMOVED FROM LISTING ON THE NASDAQ NATIONAL MARKET.

     We must meet specific requirements for our shares to continue to be listed on the Nasdaq National Market. Although we were meeting all of those requirement as of December 31, 1998, we cannot be sure that we will continue to meet them in the future. If we fail to meet the continued listing requirements, or fail to file a plan acceptable to Nasdaq for meeting those requirements, Nasdaq may remove our Common Stock from listing on the National Market. We cannot be sure that our Common Stock will continue to be listed on the National Market. If in the future our Common Stock fails to qualify for continued listing on the National Market, we would apply to have its listing transferred to the Nasdaq SmallCap Market. If the listing of our Common Stock is transferred from the National Market to the SmallCap Market, it may be more difficult for owners of our Common Stock to sell it through brokers. Additionally, we may have more difficulty raising funds through the sale of our Common Stock or securities convertible into Common Stock.

     If trading privileges in our Common Stock on the Nasdaq National Market were terminated, we would be required to demonstrate compliance with the applicable requirements for initial inclusion of a security on the Nasdaq National Market before our Common Stock would be listed again on that exchange. The requirements for initial inclusion are more stringent than those for continued listing.

     WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS THAT EXCEED OUR INSURANCE COVERAGE.

     Our business involves exposure to potential product liability risks that are inherent in the production, manufacture and distribution of consumer and clinical food products that are designed to be ingested. The successful assertion or settlement of any uninsured claim, a significant number of insured claims or a claim exceeding our insurance coverage could have a material adverse effect on our business and financial condition. We cannot be sure that we will be able to obtain product liability insurance on acceptable terms or that provides adequate protection. Furthermore, we cannot be sure that we will be able to secure increased insurance coverage as the markets for our products increase.

     IF WE RELY ON INACCURATE MARKET INFORMATION, WE COULD MAKE DECISION THAT HAS A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND FINANCIAL CONDITION.

     Because we are currently developing our products and markets for those products, we are particularly reliant on market data. If that data is inaccurate, we may commit resources to product development and marketing efforts that do not become profitable. Product development and marketing efforts that do not become profitable may have a material adverse effect on our business and financial condition. We have obtained market and related data from a competitive-market analysis firm. We have not independently verified the accuracy of that information. In any event, the methodology typically used in compiling market and related data makes it subject to inherent uncertainties and estimations. As a result, we cannot be sure as to the accuracy or completeness of our market information.

     INADEQUATE PROVENTRA PRODUCTION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND FINANCIAL CONDITION.

     Given our limited experience in manufacturing Proventra, we cannot be sure that we will be successful in producing Proventra of acceptable quality on a commercial scale and at acceptable costs in our manufacturing facility. If we cannot, our business and financial condition could be materially adversely affected. Our production of Proventra will be regulated by the Minnesota Department of Agriculture. We believe that our current manufacturing facility will meet the anticipated requirements for the production of Proventra for use in consumer and clinical nutritional products through the year 2000. Further, we believe that contract manufacturers would be available to increase our Proventra production capacity quickly, if required. However, until we begin producing Proventra on a commercial scale, we cannot be sure that our production capabilities will be adequate.

     FAILURE OF OUR COLLABORATIONS TO DEVELOP AND MARKET PRODUCTS CONTAINING PROVENTRA COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND FINANCIAL CONDITION.

     We are relying on collaborations with larger more establish companies to develop and market products containing Proventra. Our collaborators' inability to bring products to market could have a material adverse effect on our business and financial condition. We anticipate that products containing Proventra will be introduced in particular markets in the last half of 1999 through collaborations we have established with other companies. However, introduction of these products to test markets on schedule depends on our ability and our collaborators' ability to accomplish the following:

     -    finalize market research;
     -    finalize product development;
     -    establish product manufacturing;
     - initiate marketing, sales and distribution activities related to such products; and
     -    provide the funding necessary to accomplish such activities.

     DELAYS OR HIGH COSTS IN PRODUCT DEVELOPMENT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND FINANCIAL CONDITION.

     If we, or our strategic partners cannot obtain accurate marketing data, or to develop a product responsive to the needs identified by that data, our business and financial condition could be materially adversely affected. The amount of time it will take us, together with our strategic partner, to develop consumer and clinical nutrition products and the associated costs of developing those products depends on, among other things, the results of our market research for consumer and clinical products. It also depends on our discussions with certain end users or purchasers of the potential products. Market research and discussions may give us indications of potential customers, what types of products they may desire and what clinical information is necessary for effective marketing and sales.

RISKS SPECIFIC TO FUNCTIONAL FOOD AND NUTRACEUTICAL PRODUCTS

     PUBLIC MISPERCEPTION THAT OUR PRODUCTS MAY NOT BE SAFE COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND FINANCIAL CONDITION.

     We are highly dependent upon consumers' perception of the safety and quality of our products as well as of similar products distributed by other companies. Thus, for example, the publication of reports asserting that such products may be harmful could have a material adverse effect on our business and financial condition, regardless of whether such reports are scientifically supported and regardless of whether the alleged harmful effects would be present at the dosages recommended for such products.

     INNOVATIVE INGREDIENTS MAY PRODUCE UNWANTED EFFECTS AND EXPOSE US TO PRODUCT LIABILITY CLAIMS OR LOSS OF CONSUMER CONFIDENCE.

     If we develop products with innovative ingredients that over time are shown to produce unwanted effects, we could be exposed to product liability claims and lose consumer confidence, which could have a material adverse effect on our business and financial condition. Some of our future products may contain innovative ingredients or combinations of ingredients that do not have a long history of human consumption. While we believe all of our products will be safe when taken as we direct, there is little long-term experience with human consumption of certain of these innovative product ingredients or combinations thereof in concentrated form. Although we perform research and/or test the formulation and production of our products, we will sponsor only limited clinical studies or rely on other outside published data.

     IF LARGER COMPANIES WITH GREATER ACCESS TO CAPITAL AND PRODUCT MARKETS ENTER OUR SEGMENT OF THE NUTRITIONAL PRODUCTS MARKET, WE MAY BE MATERIALLY ADVERSELY AFFECTED.

     Because the nutritional products industry generally has low barriers to entry, additional competitors could enter the market at any time. Potential competitors could be larger than we are, have greater access to capital than we do and may be better able to withstand volatile market conditions than we are. Although the nutritional products industry to date has been characterized by many relatively small participants, national or international companies (which may include pharmaceutical companies or other suppliers to mass merchandisers) may seek to enter or to increase their presence in this industry or to consolidate it. Increased competition in the industry could have a material adverse effect on our business and financial condition.

     OUR FAILURE TO OBTAIN NECESSARY APPROVALS OR OTHERWISE COMPLY WITH GOVERNMENT REGULATIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND FINANCIAL CONDITION.

     Our current and potential functional foods and nutraceutical products may become subject to governmental regulation in the future. The burden of such regulation could add materially to the costs and risks of our development and marketing efforts. There can be no assurance that we could obtain the required approvals or comply with new regulations if our products are subject to additional governmental regulation in the future.

     Some of our products in development may be subject to regulation by one or more federal agencies, principally the Food and Drug Administration and the Federal Trade Commission, and to a lesser extent the Consumer Product Safety Commission and the United States Department of Agriculture regarding the formulation, manufacturing, processing, packaging, labeling, advertising, distribution and sale of nutritional supplements. These activities are also regulated by various governmental agencies for the states and localities in which the Company's products are sold, as well as by governmental agencies in certain foreign countries in which the Company's products are sold. Among other matters, regulation of the Company by the FDA and FTC is concerned with claims made with respect to a product which refer to the value of the product in treating or preventing disease or other adverse health conditions.

RISKS SPECIFIC TO CRITICAL CARE NUTRITION PRODUCTS

     IF WE DO NOT INCREASE THE SALES VOLUME OF OUR CRITICAL CARE NUTRITION PRODUCTS, OUR BUSINESS AND FINANCIAL CONDITION MAY BE MATERIALLY ADVERSELY AFFECTED.

     Increasing the sales of our critical care nutrition products is an important part of our business strategy. If we are not successful in obtaining these sales increases, our business and financial condition may be materially adversely affected. We acquired our current critical care enteral nutrition products from Nutrition Medical on December 23, 1998. Our ability to increase sales levels of the acquired critical care enteral nutrition products will depend on our ability to successfully complete certain clinical marketing studies and on our ability to effectively execute our operating sales and marketing plans. We cannot be sure that we will succeed in increasing the sales of these products.

     IF OUR MARKETING EFFORTS DO NOT GENERATE THE NAME RECOGNITION FOR OUR COMPANY AND OUR CRITICAL CARE PRODUCTS NECESSARY TO SIGNIFICANTLY ENHANCE REVENUES, OUR BUSINESS AND FINANCIAL CONDITION MAY BE MATERIALLY ADVERSELY AFFECTED

     We cannot be sure that our marketing efforts will achieve the name recognition of our company and of our critical care nutrition products necessary to significantly enhance revenues. If they do not, our business and financial condition could be materially adversely affected. Our products, with the exception of Glutasorb, are designed to be substantially equivalent to existing branded competitive products. Although we believe that the quality and efficacy of our critical care nutrition products are comparable to branded competitive products, no independent comparison between our critical care nutrition products and competitive products has been completed. We cannot be sure that the efficacy or quality of our critical care nutrition products is, or will be, comparable to branded competitive products. Furthermore, our name and our products are relatively unknown to large segments of our target markets.

     PRICE REDUCTIONS BY COMPETITORS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND FINANCIAL CONDITION.

     Much of our marketing strategy for our critical care nutrition products is focused on the price advantage of our critical care nutrition products.
If a competitor reduces or eliminates the price advantage of our products, we cannot be sure that we will be able to compete successfully with the competitor, or operate profitably under such conditions. If we could not, our business and financial condition could be materially adversely affected. We believe that the principal advantage of our critical care nutrition products, with the exception of Glutasorb, is cost effectiveness. Because these products were only recently acquired, we have not yet experienced any competitor lowering its prices to offset any price advantage we may have. We are aware that while the products were owned by NMI, at least one competitor in the critical care nutrition products market lowered prices to various customers of some branded products to levels that offset all or part of the price advantage held by NMI. We believe that any selective price reductions by a competitor may result in lost sales of our competing products.

     IF THE CONTRACT MANUFACTURERS THAT PRODUCE OUR PRODUCTS CANNOT DO SO ADEQUATELY, OUR BUSINESS AND FINANCIAL CONDITION MAY BE MATERIALLY ADVERSELY AFFECTED

     We rely on contract manufacturers to produce our critical care nutrition products according to our specifications. Any interruption in supply from these manufacturers of any of our products could have a material adverse effect on our business and financial condition. We cannot be sure that contract manufacturers will consistently supply adequate quantities of our products on a timely basis or that the quality of such products will be consistently maintained. We also rely on these manufacturers to comply with all applicable government regulations and manufacturing guidelines. We cannot be sure these contract manufacturers will consistently comply with government regulations. In the event of a sale of a defective product, we would be exposed to product liability claims and could lose customer confidence. In addition, minimum quantity order requirements imposed by manufacturers may result in excess inventory levels, requiring additional working capital and increasing exposure to losses from inventory obsolescence.

     BECAUSE THE WAY WE DISTRIBUTE OUR PRODUCTS MAY RESULT IN A RELATIVELY SMALL NUMBER OF CUSTOMERS, THE LOSS OF PARTICULAR CUSTOMERS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND FINANCIAL CONDITION.

     Our critical care nutrition product sales may become concentrated with a few large distributors and certain customers. We cannot be sure that orders from such customers will continue or that our future orders will not significantly decline, which could have a material adverse effect on our business and financial condition.

     WE MAY BECOME INVOLVED IN LITIGATION WITH COMPETITORS THAT MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND FINANCIAL CONDITION.

     Companies in the private label industry are commonly the subject of claims and lawsuits brought by brand name competitors alleging that the private label products have formulas, labeling or packaging similar to competing brand name products. Such litigation may require the commitment of substantial management time and legal fees. Accordingly, such litigation may have a material adverse effect on our business and financial condition. Certain of the critical care nutrition products we acquired from Nutrition Medical were the subject of a lawsuit alleging patent infringement. The suit was favorably resolved before we acquired the products. Similar claims may be made against us by competitors in the future. Competitors may also respond to our marketing strategy by more aggressively seeking patents on their products to limit our future product development efforts. If similar infringement allegations are made against us in the future, some of our current and future products may need to be reformulated or repackaged in order for us to continue to market products that are comparable to competitors' patented products. We may be unable to effectively reformulate certain of our products. Furthermore, we cannot be sure that a reformulated product would be viewed by customers to be essentially equivalent to the patented product. Moreover, we cannot be sure that any future lawsuits could be satisfactorily settled by reformulating, relabeling or repackaging a product.

     DIRECT COMPETITION FROM LARGER COMPANIES WITH SIGNIFICANT FINANCIAL RESOURCES MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND FINANCIAL CONDITION.

     Our competitors in the critical care nutrition products market are established companies with significant financial resources that sell branded products that have achieved a high level of customer awareness. If we are not able to compete successfully or operate profitably in this market, our business and financial condition could be materially adversely affected. Other companies may also enter this market.

     IF WE CANNOT ENFORCE, FOR ANY REASON, THE TRADEMARKS THAT WE ACQUIRED FROM NUTRITION MEDICAL, OUR BUSINESS AND FINANCIAL CONDITION MAY BE MATERIALLY ADVERSELY AFFECTED.

     We cannot be sure that the trademarks we acquired from Nutrition Medical do not or will not violate the proprietary rights of others. Nor can we be sure that our proprietary rights in the marks would be upheld if challenged. If we were prevented from using the marks for any reason, our business and financial condition may be materially adversely affected. In addition, we cannot be sure that we will have the financial resources necessary to enforce or defend our trademarks, which could also have a material adverse effect on our business and financial condition. We are in the process of registering existing trademarks for the products acquired from Nutrition Medical with the United States Patent & Trademark Office. As part of Nutrition Medical, the products were not registered. Instead Nutrition Medical relied on common law trademark rights. The lack of such registration may impair the ability of the Company to successfully register the trademarks or to prosecute successfully an infringement action against other users of these trademarks.

     OUR FAILURE TO OBTAIN NECESSARY APPROVALS OR OTHERWISE COMPLY WITH GOVERNMENT REGULATIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND FINANCIAL CONDITION.

     Our critical care products and potential critical care products are, or will be, subject to government regulation. Our current products are regulated as food and medical food by the FDA and are subject to certain labeling requirements, current good manufacturing practice regulations and certain other regulations designed to ensure the safety of the products.

     Our current and potential products may become subject to further governmental regulation in the future. The burden of such regulation could add materially to the costs and risks of our development and marketing efforts. There can be no assurance that we could obtain the required approvals or comply with new regulations if our products are subject to additional governmental regulation in the future.

     Claims we make in labeling and advertising our products are subject to regulation by the FDA, the FTC and various state agencies under their general authority to prevent false, misleading and deceptive trade practices. These regulations involve stringent tracking, testing and documentation standards. Failure to comply with such requirements can result in adverse regulatory action, including injunctions, civil or criminal penalties, product recalls or the relabeling, reformulation or possible termination of certain products.

ITEM 2.   PROPERTIES

     The Company leases approximately 5,500 square feet of administrative, laboratory, and manufacturing space at the Land O'Lakes corporate office
located in Arden Hills, Minnesota.   In addition, the Company rents, on an
as-needed basis, public warehouse space to store inventory. Management believes that the Company's facilities are suitable and adequate for current office, research, manufacturing and storage requirements.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceeding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM X.   EXECUTIVE OFFICERS OF REGISTRANT

     The executive officers of the Company are:


NAME                            AGE                  POSITION
----                            ---                  --------
Robert A. Hoerr, M.D., Ph.D.     49      Chairman of the Board of Directors
                                         and Chief Executive Officer
Henry J. Cardello                47      President and Director
Eileen F. Bostwick, Ph.D.        48      Vice President, Research and
                                         Development
Michael E. Cady                  46      Vice President, Manufacturing and
                                         Engineering
Gregg A. Waldon                  38      Vice President, Chief Financial
                                         Officer, Secretary and Treasurer

     ROBERT A. HOERR, M.D., PH.D., was named President and Chief Operating Officer of the Company in February 1994, became President and Chief Executive Officer in September 1994 and became Chairman of the Board and Chief Executive Officer in November 1998. He served as Vice President, Medical and Regulatory Affairs of the Company from January 1993 to December 1993 and Senior Vice President from December 1993 to February 1994. Dr. Hoerr was Director of Medical Affairs for Sandoz Nutrition Corporation, a research-based nutrition company, from March 1990 to January 1993. From 1986 to 1990, Dr. Hoerr was Research Scientist and Assistant Program Director at the Clinical Research Center, Massachusetts Institute of Technology ("MIT"). Dr. Hoerr received his A.B. in Biology from Indiana University, his M.D. from Indiana University School of Medicine and his Ph.D. in Nutritional Biochemistry and Metabolism from MIT.

     HENRY J. CARDELLO, has served as President since January 1999. Mr. Cardello has been advising the Company since April 1998 through Marketing Ventures of America, Inc. ("MVA"), a consumer-marketing firm that specializes in commercializing consumer-based products, of which he has been Chairman and President since July 1987. Prior to July 1987, Mr. Cardello was President of Sunkist Soft Drinks, Inc., a unit of Cadbury Schweppes, Vice President of Marketing for Cadbury's Canada Dry business and Director of Marketing for Coca-Cola USA. Additionally, Mr. Cardello has held several brand management positions with Anheuser-Busch and General Mills, Inc. Mr. Cardello received his B.S. degree in engineering from Lehigh University and his M.B.A. from The Wharton Graduate School of Business.

     EILEEN F. BOSTWICK, PH.D., has served as Manager of Research and Development since July 1992, Director of Research and Development since September 1993 and Vice President of Research and Development since March 1997. Dr. Bostwick joined the Company's predecessor, Procor Technologies, Inc. ("Procor") in 1988 as Immunology Group Leader. Prior thereto, Dr. Bostwick was a Senior Immunologist in the Biotechnology Section at Minnesota Mining & Manufacturing. Dr. Bostwick received her B.S. and M.S. degrees from Michigan State University in Dairy Science, and her Ph.D. in immunology and physiology from the University of Minnesota.

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

     GREGG A. WALDON served as Controller of the Company from April 1992 to September 1992, and was elected Treasurer in September 1992, Secretary in March 1993, Vice President in December 1993 and Chief Financial Officer in November 1994. From April 1989 to April 1992, Mr. Waldon served as an Audit Manager with Price Waterhouse LLP, a public accounting firm, in its Middle Market and Emerging Growth Practice in Minneapolis, Minnesota and from 1986 to 1989 was Senior/Staff accountant with Price Waterhouse. Mr. Waldon is resigning from the Company effective March 31, 1999.

     Officers of the Company are chosen by and serve at the discretion of the Board of Directors. There are no family relationships among any of the directors, officers or key employees of the Company.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     Incorporated herein by reference is the information appearing under the heading "Market For Registrant's Common Equity and Related Stockholder Matters" in the Company's Annual Report to Stockholders for the year ended December 31, 1998 (the "1998 Annual Report").

ITEM 6.   SELECTED FINANCIAL DATA

     Incorporated herein by reference is the information appearing under the heading "Selected Financial Data" in the 1998 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated herein by reference is the information appearing under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1998 Annual Report.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Incorporated herein by reference is the information appearing under the heading "Quantitative and Qualitative Disclosures About Market Risk" in the 1998 Annual Report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Incorporated herein by reference is the information appearing under the headings "Balance Sheets", "Statements of Operations", "Statement of Changes in Stockholders' Equity", "Statements of Cash Flows", "Notes to Financial Statements" and "Report of Independent Auditors" in the 1998 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference is the information appearing under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the annual meeting of stockholders to be held on May 12, 1999 (the "Proxy Statement"). See also Part I hereof under the heading "Item X. Executive Officers of Registrant".

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

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

     1.   Financial Statements:

               The consolidated financial statements of the Company are incorporated herein by reference from the information appearing under the headings "Balance Sheets", "Statements of Operations", "Statement of Changes in Stockholders' Equity", "Statements of Cash Flows", "Notes to Financial Statements" and "Report of Independent Auditors" in the 1998 Annual Report.

     2.   Financial Statement Schedules:

               The following consolidated financial statement schedules of the Company are included in Item 14(d):

               Schedule II    Valuation and Qualifying Accounts

(b)  Reports on Form 8-K

               The Company filed a report on 8K, dated December 23, 1998, relating to the purchase of certain critical care enteral products, related inventory and certain fixed assets from NMI.

(c)  Exhibits:

     The following exhibits are filed as part of this Annual Report on Form 10-K for the year ended December 31, 1998.


 EXHIBIT NO.         DESCRIPTION                                                    METHOD OF FILING
 -----------         -----------                                                    ----------------
       3.2           Restated Certificate of Incorporation of the                   Incorporated By
                     Company.(3)                                                    Reference

       3.4           Restated Bylaws of the Company.(1)                             Incorporated By
                                                                                    Reference

       4.1           Specimen Common Stock Certificate.(1)                          Incorporated By
                                                                                    Reference

       4.6           Form of Common Stock Warrant to purchase shares of             Incorporated By
                     Common Stock of the Company, issued in connection with         Reference
                     the sale of Convertible Promissory Notes.(1)

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


 EXHIBIT NO.         DESCRIPTION                                                    METHOD OF FILING
 -----------         -----------                                                    ----------------
                     dated March 29, 1995.(1)

      4.11           Warrant to purchase 18,250 shares of Common Stock of           Incorporated By
                     the Company issued to IAI Investment Funds VI, Inc.            Reference
                     (IAI Emerging Growth Fund), dated January 30, 1996.(1)

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

      4.13           Warrant to purchase 25,000 shares of Common Stock of           Incorporated By
                     the Company issued to John Pappajohn, dated February 2,        Reference
                     1996.(1)

      4.14           Warrant to purchase 25,000 shares of Common Stock of           Incorporated By
                     the Company issued to Edgewater Private Equity Fund,           Reference
                     L.P., dated February 2, 1996.(1)

      4.15           Warrant to purchase 10,000 shares of Common Stock of           Incorporated By
                     the Company issued to Joseph Giamenco, dated                   Reference
                     February 2, 1996.(1)

      4.16           Warrant to purchase 25,000 shares of Common Stock of           Incorporated By
                     the Company issued to Gus A. Chafoulias, dated                 Reference
                     February 2, 1996.(1)

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

      4.19           6% Convertible Debenture Purchase Agreement dated              Incorporated By
                     November 18, 1997 among the Company and the Purchasers         Reference
                     named therein.(8)

      4.20           Registration Rights Agreement dated November 18, 1997          Incorporated By
                     among the Company and the Holders named therein.(9)            Reference

      4.21           6% Convertible Debenture due May 18, 1999 issued to CPR        Incorporated By
                     (USA) Inc. dated November 18, 1997.(10)                        Reference

      4.22           6% Convertible Debenture due May 18, 1999 issued to            Incorporated By
                     Libertyview Plus Fund dated November 18, 1997.(11)             Reference

      4.23           6% Convertible Debenture due May 18, 1999 issued to            Incorporated By
                     Libertyview Fund, LLC dated November 18, 1997.(12)             Reference

      4.24           Stock Purchase Warrant issued to CPR (USA) Inc. dated          Incorporated By
                     November 18, 1997.(13)                                         Reference

      4.25           Stock Purchase Warrant issued to Libertyview Plus Fund         Incorporated By
                     dated November 18, 1997.(14)                                   Reference

      4.26           Stock Purchase Warrant issued to Libertyview Fund, LLC         Incorporated By
                     dated November 18, 1997.(15)                                   Reference

      4.27           Warrant issued to CLARCO Holdings dated as of                  Incorporated By
                     December 1,1997.(16)                                           Reference


 EXHIBIT NO.         DESCRIPTION                                                    METHOD OF FILING
 -----------         -----------                                                    ----------------
      4.28           Warrant issued to CLARCO Holdings dated as of                  Incorporated By
                     December 1,1997.(17)                                           Reference

      4.29           Warrant issued to CLARCO Holdings dated as of                  Incorporated By
                     December 1,1997.(18)                                           Reference

      4.30           Warrant issued to Henry J. Cardello dated as of April          Incorporated By
                     13, 1998.(20)                                                  Reference

      4.31           Warrant issued to Henry J. Cardello dated as of April          Incorporated By
                     30, 1998.(20)                                                  Reference

      4.32           Warrant issued to Henry J. Cardello dated as of June 19,       Incorporated By
                     1998.(20)                                                      Reference

      4.33           Warrant issued to William Young and Rebecca Young dated        Electronic
                     as of August 12, 1998.                                         Transmission

      4.34           Warrant issued to Henry J. Cardello dated as of                Electronic
                     September 30, 1998.                                            Transmission

      4.35           Warrant issued to American Home Products Corporation           Electronic
                     dated as of October 15, 1998.                                  Transmission

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

     *10.9           GalaGen Inc. Employee Stock Purchase Plan, as amended.(2)      Incorporated By
                                                                                    Reference

      10.10          Credit Agreement between the Company and Norwest Bank          Incorporated By
                     Minnesota, N.A., dated as of January 24, 1996.(1)              Reference

      10.11          Commitment Letter between the Company and Cargill              Incorporated By
                     Leasing Corporation, dated June 5, 1996.(2)                    Reference

      10.12          Master Equipment Lease between the Company and Cargill         Incorporated By
                     Leasing Corporation, dated June 6, 1996.(2)                    Reference

      10.13          Agreement for Progress Payments between the Company and        Incorporated By
                     Cargill Leasing Corporation, dated June 6, 1996.(2)            Reference



 EXHIBIT NO.         DESCRIPTION                                                    METHOD OF FILING
 -----------         -----------                                                    ----------------
      10.14          Agreement for Lease between the Company and Land               Incorporated By
                     O'Lakes, dated June 3, 1996.(2)                                Reference

     *10.15          Letter agreement with John G. Watson dated September 14,       Incorporated By
                     1996.(3)                                                       Reference

     #10.16          Agreement with Colorado Animal Research Enterprises,           Incorporated By
                     Inc. dated November 1, 1996.(4)                                Reference

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

     *10.18          Consulting agreement with Stanley Falkow, Ph.D., dated         Incorporated By
                     January 15, 1997.(4)                                           Reference

     *10.19          GalaGen Inc. Annual Short Term Incentive Cash                  Incorporated By
                     Compensation Plan.(4)                                          Reference

     *10.20          GalaGen Inc. Annual Long Term Incentive Stock Option           Incorporated By
                     Compensation Plan.(4)                                          Reference

     *10.21          GalaGen Inc. 1997 Incentive Plan.(6)                           Incorporated By
                                                                                    Reference

      10.22          Master Loan and Security Agreement with TransAmerica           Incorporated By
                     Business Credit Corporation dated June 8, 1997.(7)             Reference

      10.23          Amended and Restated License Agreement between the             Incorporated By
                     Company and Land O'Lakes dated March 11, 1998.(19)             Reference

     #10.24          License Agreement between the Company and Metagenics,          Incorporated By
                     Inc. dated April 7, 1998.(20)                                  Reference

      10.25          Marketing Agreement between the Company and Nutrition          Incorporated By
                     Medical, Inc., dated September 1, 1998.(21)                    Reference

      10.26          Asset Purchase Agreement between the Company and               Incorporated By
                     Nutrition Medical, Inc., dated  September 1, 1998.(21)         Reference

     *10.27          Letter agreement with John G. Watson dated September 16,       Incorporated By
                     1998.(21)                                                      Reference

      10.28          Asset Purchase Agreement Amendment 1 between the Company       Incorporated By
                     and Nutrition Medical, Inc., dated  October 28,                Reference
                     1998.(22)

      10.29          Asset Purchase Agreement Amendment 2 between the Company       Incorporated By
                     and Nutrition Medical, Inc., dated  December 23,               Reference
                     1998.(23)

    ##10.30          Collaboration and License Agreement between the Company        Electronic
                     and American Home Products Corporation acting through          Transmission
                     its Wyeth-Ayerst Laboratories Division, dated October
                     15, 1998

    ##10.31          Manufacturing and Supply Agreement between the Company         Electronic
                     and American Home Products Corporation acting through          Transmission
                     its Wyeth-Ayerst Laboratories Division dated October 15,
                     1998.

    ##10.32          Product Development Collaboration, Manufacturing and           Electronic
                     Supply, and Retail Marketing Agreement between the             Transmission
                     Company and


 EXHIBIT NO.         DESCRIPTION                                                    METHOD OF FILING
 -----------         -----------                                                    ----------------
                     General Nutrition Corporation, dated December 22, 1998

      11.1           Statement re: computation of per share earnings (loss).        Electronic
                                                                                    Transmission

      13.1           1998 Annual Report to Stockholders                             Electronic
                                                                                    Transmission

      23.1           Consent of Ernst & Young LLP.                                  Electronic
                                                                                    Transmission

      27.1           Financial Data Schedule for Year Ended December 31,            Electronic
                     1998.                                                          Transmission

      27.2           Restated Financial Data Schedule for Quarter ended March       Incorporated By
                     31, 1996.(19)                                                  Reference

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

     (21) Incorporated herein by reference to the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File No. 0-27976).

     (22) Incorporated herein by reference to Exhibit No. 2.2 to the Company's Report on Form 8-K, dated December 23, 1998 (File No. 0-27976).

     (23) Incorporated herein by reference to Exhibit No. 2.3 to the Company's Report on Form 8-K, dated December 23, 1998 (File No. 0-27976).

      * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

      # Contains portions for which confidential treatment has been granted to the Company.

      ## Contains portions of which confidential treatment has been applied for by the Company.


(d)  Valuation and Qualifying Accounts:

                                                      Balance at       Charged to                     Balance at end
                                                     beginning of      Costs and                         of period
                                                        period          Expenses      Deductions
     Year Ended December 31, 1998:
     Allowance for returns and doubtful accounts           -               $14,020           -               $14,020
                                                      -----------      -----------    ----------      --------------
                                            Total          -               $14,020           -               $14,020
                                                      -----------      -----------    ----------      --------------
     Year Ended December 31, 1997:
                                            Total          -                     -           -                     -
                                                      -----------      -----------    ----------      --------------
     Year Ended December 31, 1996:
                                            Total          -                     -           -                     -
                                                      -----------      -----------    ----------      --------------

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 31, 1999.

                          GALAGEN INC.


                          By    /s/ Robert A. Hoerr
                              -----------------------------------
                              Robert A. Hoerr, M.D., Ph.D.
                              Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 1999.



                            /s/ Robert A. Hoerr
                          -----------------------------------------------------
                          Robert A. Hoerr, Chairman and Chief Executive Officer (Principal Executive Officer) and Director


                            /s/ Gregg A. Waldon
                          -----------------------------------------------------
                          Gregg A. Waldon, Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)


                            /s/ Henry J. Cardello
                          -----------------------------------------------------
                          Henry J. Cardello, President and Director


                            /s/ Ronald O. Ostby
                          -----------------------------------------------------
                          Ronald O. Ostby, Director


                            /s/ R. David Spreng
                          -----------------------------------------------------
                          R. David Spreng, Director


                            /s/ Winston R. Wallin
                          -----------------------------------------------------
                          Winston R. Wallin, Director

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

       4.17            Warrant to purchase 25,000 shares of Common Stock of the       Incorporated By
                       Company issued to JIBS Equities, dated February 2,             Reference
                       1996.(1)

       4.18            Warrant to purchase 25,000 shares of Common Stock of the       Incorporated By
                       Company issued to Land O'Lakes, Inc., dated February 2,        Reference
                       1996.(1)


 EXHIBIT NO.           DESCRIPTION                                                    METHOD OF FILING
 -----------           -----------                                                    ----------------
       4.19            6% Convertible Debenture Purchase Agreement dated              Incorporated By
                       November 18, 1997 among the Company and the Purchasers         Reference
                       named therein.(8)

       4.20            Registration Rights Agreement dated November 18, 1997          Incorporated By
                       among the Company and the Holders named therein.(9)            Reference

       4.21            6% Convertible Debenture due May 18, 1999 issued to CPR        Incorporated By
                       (USA) Inc. dated November 18, 1997.(10)                        Reference

       4.22            6% Convertible Debenture due May 18, 1999 issued to            Incorporated By
                       Libertyview Plus Fund dated November 18, 1997.(11)             Reference

       4.23            6% Convertible Debenture due May 18, 1999 issued to            Incorporated By
                       Libertyview Fund, LLC dated November 18, 1997.(12)             Reference

       4.24            Stock Purchase Warrant issued to CPR (USA) Inc. dated          Incorporated By
                       November 18, 1997.(13)                                         Reference

       4.25            Stock Purchase Warrant issued to Libertyview Plus Fund         Incorporated By
                       dated November 18, 1997.(14)                                   Reference

       4.26            Stock Purchase Warrant issued to Libertyview Fund, LLC         Incorporated By
                       dated November 18, 1997.(15)                                   Reference

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

       4.29            Warrant issued to CLARCO Holdings dated as of                  Incorporated By
                       December 1,1997.(18)                                           Reference

       4.30            Warrant issued to Henry J. Cardello dated as of April 13,      Incorporated By
                       1998. (20)                                                     Reference

       4.31            Warrant issued to Henry J. Cardello dated as of April 30,      Incorporated By
                       1998. (20)                                                     Reference

       4.32            Warrant issued to Henry J. Cardello dated as of June 19,       Incorporated By
                       1998. (20)                                                     Reference

       4.33            Warrant issued to William Young and Rebecca Young dated        Electronic
                       as of August 12, 1998.                                         Transmission

       4.34            Warrant issued to Henry J. Cardello dated as of September      Electronic
                       30, 1998.                                                      Transmission

       4.35            Warrant issued to American Home Products Corporation           Electronic
                       dated as of October 15, 1998.                                  Transmission

      #10.1            License Agreement between the Company and Land O'Lakes         Incorporated By
                       dated May 7, 1992.(1)                                          Reference

      #10.2            Royalty Agreement between the Company and Land O'Lakes         Incorporated By
                       dated May 7, 1992.(1)                                          Reference


 EXHIBIT NO.           DESCRIPTION                                                    METHOD OF FILING
 -----------           -----------                                                    ----------------
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

      *10.18           Consulting agreement with Stanley Falkow, Ph.D., dated         Incorporated By
                       January 15, 1997. (4)                                          Reference

      *10.19           GalaGen Inc. Annual Short Term Incentive Cash                  Incorporated By
                       Compensation Plan. (4)                                         Reference

      *10.20           GalaGen Inc. Annual Long Term Incentive Stock Option           Incorporated By
                       Compensation Plan. (4)                                         Reference

      *10.21           GalaGen Inc. 1997 Incentive Plan. (6)                          Incorporated By
                                                                                      Reference

      10.22            Master Loan and Security Agreement with TransAmerica           Incorporated By
                       Business Credit Corporation dated June 8, 1997. (7)            Reference


 EXHIBIT NO.           DESCRIPTION                                                    METHOD OF FILING
 -----------           -----------                                                    ----------------
      10.23            Amended and Restated License Agreement between the             Incorporated By
                       Company and Land O'Lakes dated March 11, 1998. (19)            Reference

     #10.24            License Agreement between the Company and Metagenics,          Incorporated By
                       Inc. dated April 7, 1998. (20)                                 Reference

      10.25            Marketing Agreement between the Company and Nutrition          Incorporated By
                       Medical, Inc., dated September 1, 1998. (21)                   Reference

      10.26            Asset Purchase Agreement between the Company and               Incorporated By
                       Nutrition Medical, Inc., dated  September 1, 1998.(21)         Reference

      *10.27           Letter agreement with John G. Watson dated September 16,       Incorporated By
                       1998.(21)                                                      Reference

      10.28            Asset Purchase Agreement Amendment 1 between the Company       Incorporated By
                       and Nutrition Medical, Inc., dated  October 28, 1998.(22)      Reference

      10.29            Asset Purchase Agreement Amendment 2 between the Company       Incorporated By
                       and Nutrition Medical, Inc., dated  December 23,               Reference
                       1998.(23)

     ##10.30           Collaboration and License Agreement between the Company        Electronic
                       and American Home Products Corporation acting through its      Transmission
                       Wyeth-Ayerst Laboratories Division, dated October 15,
                       1998

     ##10.31           Manufacturing and Supply Agreement between the Company         Electronic
                       and American Home Products Corporation acting through its      Transmission
                       Wyeth-Ayerst Laboratories Division dated October 15,
                       1998.

     ##10.32           Product Development Collaboration, Manufacturing and           Electronic
                       Supply, and Retail Marketing Agreement between the             Transmission
                       Company and General Nutrition Corporation, dated December
                       22, 1998

       11.1            Statement re: computation of per share earnings (loss).        Electronic
                                                                                      Transmission

       13.1            1998 Annual Report to Stockholders                             Electronic
                                                                                      Transmission

       23.1            Consent of Ernst & Young LLP.                                  Electronic
                                                                                      Transmission

       27.1            Financial Data Schedule for Year Ended December 31, 1998.      Electronic
                                                                                      Transmission

       27.2            Restated Financial Data Schedule for Quarter ended March       Incorporated By
                       31, 1996. (19)                                                 Reference

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

     (21) Incorporated herein by reference to the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File No. 0-27976).

     (22) Incorporated herein by reference to Exhibit No. 2.2 to the Company's Report on Form 8-K, dated December 23, 1998 (File No. 0-27976).

     (23) Incorporated herein by reference to Exhibit No. 2.3 to the Company's Report on Form 8-K, dated December 23, 1998 (File No. 0-27976).


     * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

     # Contains portions for which confidential treatment has been granted to the Company.

     ## Contains portions of which confidential treatment has been applied for by the Company.