Form 10-Q
period 1999-03-31
GALAGEN INC
filed 1999-05-17
CIK 889872

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the Quarterly Period Ended March 31, 1999.
                                        ------------------
                                               or

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
         For the Transition Period from            to            .
                                        ----------    ----------
Commission file number 0-27976.

                                  GalaGen Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                             41-1719104
-------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

1275 Red Fox Road
Arden Hills, Minnesota                                        55112-6943
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

                                 (651) 634-4230
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value -10,298,996 shares as of May 1, 1999.

                                    INDEX

                                 GALAGEN INC.

                                                                                    Page
                                                                                    ----
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Balance Sheets - March 31, 1999 and December 31, 1998.......................3

          Statements of Operations - Three months ended
          March 31, 1999..............................................................4

          Statements of Cash Flows - Three months ended
          March 31, 1999..............................................................5

          Notes to Financial Statements...............................................6

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations............................8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.................14


PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds..................................15

Item 6.   Exhibits and Reports on Form 8-K...........................................15

SIGNATURES...........................................................................22

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                    GALAGEN INC.

                                   BALANCE SHEETS

ASSETS                                                                    MARCH 31, 1999   DECEMBER 31, 1998
                                                                         ------------------------------------
                                                                             (UNAUDITED)
Current assets:
  Cash and cash equivalents.............................................   $  3,067,026     $  4,081,733
  Accounts receivable, net of allowance of $25,768 in 1999 .............        265,689          314,579
  Inventory.............................................................        497,128          303,150
  Prepaid expenses......................................................        164,232          197,994
                                                                          --------------   --------------
Total current assets....................................................      3,994,075        4,897,456

Property and equipment..................................................        677,704          671,796
  Less accumulated depreciation.........................................       (302,549)        (270,418)
                                                                          --------------   --------------
                                                                                375,155          401,378

Other assets............................................................        672,273          774,659
Goodwill................................................................        192,366          219,847
                                                                          --------------   --------------
                                                                                864,639          994,506

Total assets............................................................   $  5,233,869     $  6,293,340
                                                                          --------------   --------------
                                                                          --------------   --------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable........................................................   $    467,890     $    641,922
Other current liabilities...............................................        290,758          336,992
Convertible debentures..................................................        145,333          193,333
                                                                          --------------   --------------
Total current liabilities...............................................        903,981        1,172,247

Commitments

Other long-term liabilities.............................................         45,000           45,000

Stockholders' equity:
  Preferred stock, $.01 par value:
     Authorized shares - 15,000,000
     Issued and outstanding shares......................................              -                -
  Common stock, $.01 par value:
     Authorized shares - 40,000,000
     Issued and outstanding shares - 8,983,996 in 1999;
      8,948,446 in 1998.................................................         89,840           89,484
  Additional paid-in capital............................................     62,440,036       62,386,292
  Accumulated deficit ..................................................    (58,199,687)     (57,339,283)
  Deferred compensation.................................................        (45,301)         (60,400)
                                                                          --------------   --------------
  Total stockholders' equity............................................      4,284,888        5,076,093
                                                                          --------------   --------------

Total liabilities and stockholders' equity..............................   $  5,233,869     $  6,293,340
                                                                          --------------   --------------
                                                                          --------------   --------------

                            See accompanying notes.

Note: The balance sheet at December 31, 1998 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                  GALAGEN INC.

                             STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED MARCH 31
                                                       -------------------------------
                                                            1999           1998
                                                       -------------------------------
Revenues:
 Product sales.....................................    $     435,542  $       3,050
 Product licensing and development revenues........          147,991               -
                                                       -------------  --------------
                                                             583,533          3,050
Operating expenses:
 Cost of goods sold................................          186,861          1,525
 Selling, general and administrative...............          738,190        376,116
 Product development...............................          378,946        520,515
 Depreciation and amortization.....................          190,415        226,648
                                                       -------------  -------------
                                                           1,494,412      1,124,804
                                                       -------------  -------------
Operating loss.....................................         (910,879)    (1,121,754)

Interest income....................................           55,225        124,549
Interest expense...................................           (4,750)      (219,890)
                                                       -------------- --------------

Net loss...........................................    $    (860,404) $  (1,217,095)
                                                       -------------  -------------
                                                       -------------  -------------

Net loss per share
       Basic and Diluted...........................    $       (0.10) $       (0.16)

Weighted average number of common shares
 outstanding
  Basic and Diluted................................        8,948,841      7,506,438

                            See accompanying notes.

                                  GALAGEN INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED MARCH 31
                                                         -------------------------------
                                                              1999            1998
                                                         --------------------------------
OPERATING ACTIVITIES:
Net loss.............................................    $    (860,404)  $  (1,217,095)
Adjustments to reconcile net loss to cash used in
  operating activities:
 Depreciation and amortization.......................          196,515         384,197
 Changes in operating assets and liabilities.........         (344,910)        (67,387)
                                                         --------------  --------------
Net cash used in operating activities................       (1,008,799)       (900,285)
                                                         --------------  --------------

INVESTING ACTIVITIES:
Purchase of property, plant and equipment............           (5,908)        (25,122)
Change in available-for-sale securities, net.........                -       1,588,063
                                                         -------------   -------------
Net cash provided (used) by investing activities.....           (5,908)      1,562,941
                                                         --------------  -------------

FINANCING ACTIVITIES:
Proceeds from common stock...........................                -          11,867
Net payment on note payable..........................                -         (81,411)
                                                         -------------   --------------
Net cash provided (used) by financing activities.....                -         (69,544)
                                                         -------------   --------------
Increase (decrease) in cash..........................       (1,014,707)        593,112
Cash and cash equivalents at beginning of period.....        4,081,733         155,908
                                                         -------------   -------------
Cash and cash equivalents at end of period...........     $  3,067,026    $    749,020
                                                         -------------   --------------
                                                         -------------   --------------

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible promissory notes, plus
  related accrued interest, to common stock..........     $     54,100   $     508,161

                             See accompanying notes.

                                  GALAGEN INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.    BASIS OF PRESENTATION

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These financial statements should be read in conjunction with the audited financial statements and accompanying notes contained in the Annual Report of GalaGen Inc. (the "Company") on Form 10-K for the fiscal year ended December 31, 1998.

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DEVELOPMENT STAGE

         Prior to 1998 the Company was a development stage company.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATION

         Certain prior year amounts have been reclassified to conform with the current year presentation.

NET LOSS PER SHARE

         Net loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("Statement 128"). Under Statement 128, basic earnings per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Basic and diluted earnings per share are the same in all years presented as all potential common shares were antidilutive.

INVENTORY

         Inventories are stated at the lower of cost or market using the first-in, first-out method. The Company evaluates the need for reserves associated with obsolete inventory as needed. Inventory at March 31, 1999 and December 31, 1998 consisted of the following:

                                            1999           1998
                                          --------       --------
Finished goods ....................       $318,786       $235,155
Raw materials and supplies ........        178,342         67,995
                                          --------       --------
                                          $497,128       $303,150
                                          --------       --------
                                          --------       --------

3.       CONVERTIBLE DEBENTURES

         In November 1997, the Company raised $1,500,000 through the private placement sale of 6% convertible debentures (the "Debentures") to three institutional investors pursuant to Regulation D under the Securities Act of 1933. The principal and interest of the Debentures can be converted into shares of the Company's common stock at 82.5% of the lowest closing bid price of the Company's common stock three days prior to conversion. One-third of the Debentures can convert to common stock upon the effective date of registration, one-third after five months from the closing date and the remaining one-third twelve months after the closing date or nine months if the price of the common stock does not average at least $2.50 per share in the eighth month after closing. An aggregate maximum of 1,400,000 discounted shares of common stock (the "Discounted Shares") can be issued upon the conversion of the Debentures, with each investor owning at any given time a maximum of 4.99% of the then issued and outstanding shares of common stock. If there remains any unconverted principal and accrued interest due to all the Discounted Shares being issued, the Company has the obligation to repay the investors, in the aggregate, a maximum principal of $500,000. The Debentures automatically convert into the Discounted Shares eighteen months from the closing date. Five-year warrants were issued to the investors to purchase, in the aggregate, 200,000 shares of common stock at 110% of the market value of the common stock on the closing date. The value of the warrants plus the value of the discount of the Discounted Shares was $500,182, which the Company is amortizing to interest expense over the term of the Debentures. A deferred expense was recorded for $144,467, which represents costs associated with closing the Debentures. These deferred expenses are being amortized until the Debentures are converted into Discounted Shares. In 1999 and 1998, $50,000 and $1,300,000 of Debenture principal plus accrued interest was converted into 35,550 shares and 1,260,073 shares of common stock, respectively. The net carrying value of the Debentures approximates fair market value. In connection with this private placement, the Company has reserved 1,400,000 shares of common stock for issuance for the Discounted Shares and 200,000 shares of common stock for issuance for the warrants.

4.       OPERATING LEASE

         In June 1997, the Company established a note payable for approximately $1,319,000 for fixed assets with Transamerica Business Credit Corporation ("Transamerica"). In June 1998, the Company converted the note payable into an operating lease. At the time of the conversion the net book value of the associated assets approximated the note payable balance. Terms of the operating lease include monthly payments through May 2001 of approximately $36,000 with a final payment of $165,000 in June 2001. The operating lease is secured by the Company's property and equipment. Transamerica received a warrant for 40,000 shares of common stock exercisable at $2.50 per share as part of the June 1997 transaction. The warrant was valued at approximately $79,000 and was amortized to interest expense over the term of the note payable.

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

GENERAL

      GalaGen's mission is to become the leading presence in foods, beverages and dietary supplements that help enhance the immune system. To accomplish this mission, the Company is focusing its efforts on channels that demand immune-enhancing benefits in certain segments of the consumer food and beverage products market and in certain segments of the clinical nutrition products markets. A critical factor for success of the Company is its immune-enhancing ingredient which is derived from colostrum, the highly nutritious first milk from a dairy cow after its calf is born, which has been branded Proventra-TM- Brand Natural Immune Components ("Proventra"). *The primary immune-enhancing components of Proventra are antibodies, which are proteins that enhance the body's immune system to protect against harmful pathogens. Secondary immune-enhancing components of Proventra providing further disease resistance are proteins, such as lactoferrin, as well as multiple vitamins and minerals. The Company, in conjunction with strategic partners, continues to expand applications for its technology and is developing a portfolio of Proventra-based products that target the needs of consumers and the healthcare market.

         In October 1998, the Company entered into a collaboration and license agreement and a manufacturing and supply agreement with Wyeth-Ayerst Laboratories ("Wyeth-Ayerst"), a division of American Home Products Corporation. The two companies will develop and commercialize a proprietary ingredient with unique antibacterial properties for use in pediatric formula and other nutritional products.* The collaboration, during the research and development phase of the product, will be funded by Wyeth-Ayerst through payments to the Company.

         In December 1998, the Company acquired a developed line of critical care enteral nutrition products and formulas from Nutrition Medical, Inc. ("NMI"). These products are being sold to the hospital and home healthcare industries. The Company is researching ways in which to incorporate certain of its immune-enhancing ingredients into selected products acquired from NMI to provide additional proprietary protection and added benefits that are not currently available in that market segment.

         In January 1999, the Company entered into a collaboration agreement with General Nutrition Corporation, Inc. for product development, manufacturing, supply and retail marketing of its Proventra. The agreement calls for the two companies to develop and market a range of immune-enhancing dietary supplements and nutrition formulas.

         In March 1999, the Company entered into an agreement with Tropicana Products, Inc., a division of PepsiCo Inc. Under this agreement, the two companies will explore development of nutritious beverages for the health-conscious consumer.

         In March 1999, the Company also entered into a licensing and distribution agreement with American Institutional Products, Inc. ("AIP"), a wholly-owned subsidiary of Hormel Foods Corporation. AIP licensed the manufacturing and distribution rights for a new, clinically tested, cultured dairy beverage the Company developed to improve the gastrointestinal health of patients in hospitals and nursing homes. The product includes a patented ingredient combination and will also incorporate the Company's Proventra.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

         GENERAL. The net loss applicable to common stockholders decreased by $356,691, or 29.3%, for the three months ended March 31, 1999 to $860,404 from $1,217,095 for the same period in 1998. The decrease was due primarily to increased revenue from the Company's critical care product line, increased product licensing and development revenues and decreased product development and personnel expense due to the discontinuation of the pharmaceutical program, offset by increased selling, marketing and general and administrative expense in support of the consumer and clinical nutrition product programs.

         REVENUES. For the three months ended March 31, 1999 revenues consisted of approximately $436,000 in product sales and approximately $148,000 from product development and licensing revenues. For the three months ended March 31, 1998 revenues consisted of $3,050 from product sales.

         COST OF GOODS SOLD. For the three months ended March 31, 1999 and 1998 the cost of goods sold of $186,861 and $1,525 related to the product sales.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $362,074, or 96.3%, for the three months ended March 31, 1999 to $738,190 from $376,116 for the first quarter of 1998. Approximately $342,000 of the increase is due to increased sales, marketing and personnel expense for the Company's consumer and critical care nutrition products and approximately $20,000 of the increase is due to operating lease expenses associated with the Company's June 1998 note payable conversion (See
Note 4 in Notes to the Financial Statements).

         PRODUCT DEVELOPMENT EXPENSES. Expenses for product development decreased $141,569, or 27.2%, for the three months ended March 31, 1999 to $378,946 from $520,515 for the three months ended March 31, 1998. Associated personnel expense decreased approximately $148,300, expenses related to the clinical and consumer development programs decreased approximately $48,800 and expenses related to the terminated pharmaceutical program decreased approximately $34,000. These decreases were offset by increased operating lease expense from the conversion of the Company's note payable in June 1998 of approximately $89,100 (See Note 4 in Notes to the Financial Statements).

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended March 31, 1999 decreased $36,233, or 16%, to $190,415 from $226,648 for the same period in 1998. Approximately $76,000 of the decrease was from decreased depreciation expense due to the Company`s operating lease conversion (see Note 4 in Notes to the Financial Statements), approximately $31,000 of the decrease was from decreased deferred compensation amortization primarily a result of cancelled options and approximately $11,000 was due to decreased deferred expense amortization. These decreases were offset by increased intangible asset amortization of approximately $50,000 and increased amortization of warrants issued for services of approximately $32,000.

         INTEREST INCOME. Interest income for the three months ended March 31, 1999 decreased $69,324, or 55.7%, to $55,225 from $124,549 for the same period in 1998. The decrease is primarily attributable to the decreased level of investable funds.

         INTEREST EXPENSE. Interest expense decreased $215,140, or 97.8%, for the three months ended March 31, 1999 to $4,750 from $219,890 for the three months ended March 31, 1998. Interest expense for the first quarter of 1999 was due to the amortization of the value of the warrants plus the value of the discount in connection with the convertible debentures the Company issued in November 1997 (see Note 3 in Notes to the Financial Statements). For the period ended March 31, 1998, interest expense consisted of approximately $169,000 of amortization of the value of the warrants plus the value of the discount in connection with the Company's convertible debentures and approximately $51,000 of interest expense associated with the Company's note payable (see Note 4 of Notes to the Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

         The Company was incorporated in March 1992. On July 24, 1992, Procor was merged with and into the Company (the "Procor-GalaGen Merger"). At the time of the Procor-GalaGen Merger, Procor was a wholly-owned subsidiary of Land O'Lakes. Since the Company's inception through March 31, 1999, investments in the Company have totaled approximately $53.4 million, including approximately $7.1 million of inter-company obligations payable to Land O'Lakes which were forgiven and recorded as contributed capital at the time of the Procor-GalaGen Merger, $17.9 million from the Company's initial public offering (the "Offering") (after deducting underwriting discounts and offering expenses) and approximately $28.4 million from private placements of equity and convertible debt and from conversion of accrued interest on such debt and the exercise of stock options and warrants. The Company has invested funds received in the Offering and these private placements in investment-grade, interest-bearing obligations.

         Cash used in operating activities increased by $108,514, or 12.1%, for the three months ended March 31, 1999 to $1,008,799 from $900,285 for the same period in 1998. Cash used in operations for the three months ended March 31, 1999 went primarily to fund operating losses, as well as repayment of current obligations and operating inventory. Cash used in operations for the same period in 1998 went primarily to fund operating losses.

         For the three months ended March 31, 1999, the Company invested $5,908 in office and computer equipment to support its operations. For the same period in 1998, the Company redeemed $1,588,063 of its available-for-sale securities and invested $25,122 in equipment related to the Company's pilot plant manufacturing facility.

         In April 1999, the Company completed the sale of newly issued common stock that resulted in $1,972,500 of private placement funding. The stock was sold at $1.50 per share. There were no warrants associated with the investment. Also in April 1999, the Company repurchased three warrants that were initially granted to Chiron Corporation in March 1995. The repurchase price was $375,000.

         The Company anticipates that its existing resources and interest thereon will be sufficient to satisfy its anticipated cash requirements through approximately the second quarter of 2000.* The Company's working capital and capital requirements will depend upon numerous factors, including revenue from product sales, the progress of the Company's market research, product development and ability to obtain partners with the appropriate manufacturing, sales, distribution and marketing capabilities.* The Company's capital requirements also will depend on the levels of resources devoted to the development of manufacturing capabilities, technological advances, the status of competitive products and the ability of the Company to establish partners or strategic alliances to provide funding to the Company for certain manufacturing, sales, product development and marketing activities.*

         The Company expects to incur substantial additional marketing expense and product development expense.* Capital expenditures may be necessary to establish additional commercial scale manufacturing facilities.* The Company will need to raise substantial additional funds for longer-term product development, manufacturing and marketing activities that may be required in the future. The Company's ability to continue funding its planned operations beyond the second quarter of 2000 is dependent upon its ability to generate product revenues or to obtain additional funds through equity or debt financing, strategic alliances, license agreements or from other financing sources.* A lack of adequate revenues or funding could eventually result in the insolvency or bankruptcy of the Company.* At a minimum, if adequate funds are not available, the Company may be required to delay or to eliminate expenditures for certain of its product development efforts or to license to third parties the rights to commercialize products or technologies that it would otherwise seek to develop itself.* Because of the Company's significant long-term capital requirements, it may seek to raise funds when conditions are favorable, even if the Company does not have an immediate need for such additional capital at such time.* If the Company has not raised funds prior to when its needs for funding become immediate, the Company may be forced to raise funds when conditions are unfavorable, which could result in significant dilution for current stockholders.*

YEAR 2000 ISSUES

         The Company began the process of assessing its risks associated with Year 2000 date conversion in 1998. This assessment included three main areas:

         - the business hardware and software applications, mainly certain accounting applications and the office network, the Company's Information Technology ("IT") and

         -    manufacturing facilities and

         -    external third party business partners or suppliers.

         Prior to the asset acquisition of NMI's critical care nutrition products, the Company completed its preliminary assessment and concluded that the Year 2000 risk was focused mainly in the area of its business computer hardware and computer software applications. Subsequent to the NMI asset purchase, the Company has undertaken a reassessment and has determined that the exposure associated with non-compliant external business partners and suppliers has significantly increased. The assessment has been completed for the IT and manufacturing facilities and is in process for the third party partners and suppliers with an estimated completion in mid 1999.

         The Company has addressed these issues by:

         - installing new network server hardware and software, specifically for its accounting applications and office network. This remediation process was completed with total costs of approximately $60,000. The manufacturers of the hardware and software have stated that these products are Year 2000 compliant. In planning for the worst case scenarios, the Company has addressed this issue in its plan. The Company believes that its hardware and software systems for its business will be operational for Year 2000, but it may experience isolated incidences of non-compliance. The testing of the newly installed hardware and software, along with the Company's older hardware and software, is anticipated to conclude by mid 1999; and

        - identifying its key business partners and suppliers, particularly relating to its critical care nutrition business, and assessing their readiness for Year 2000 to mitigate the risk to the Company if they are not Year 2000 compliant. The Company has its critical care nutrition products manufactured by third parties. If certain vendors, including these critical care product manufacturers, are unable to deliver product on a timely basis due to their own Year 2000 issues, the Company anticipates that there will be other companies who will be able to deliver such product on a timely basis. Upon completion of this assessment, the Company will determine what contingency plans are needed. The Company also recognizes the risks from other key suppliers if utilities, communications, banking and government are not ready for Year 2000, but does not believe the Company will be materially adversely impacted.

         The Company's manufacturing facility, completed and operational in mid-1997, has been Year 2000 compliant since inception and no further work is considered necessary. The most reasonably likely worst case scenario would be the inability of the Company to have its critical care nutrition products manufactured and distributed on a timely basis which could result in significantly decreased revenues. The Company is currently in the process of developing its contingency plans for each of its three main areas and should have them completed in mid-1999.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-Q for the first quarter ended March 31, 1999 contains certain forward looking statements within the meaning of Section 21E of the Exchange Act. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. When used in this Form 10-Q, the words "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. Although the Company believes these statements are reasonable, readers of this Form 10-Q should be aware that actual results could differ materially from those projected by such forward-looking statements as a result of the risk factors listed below and set forth in the Company's Annual Report on Form 10-K for 1998 ("Form 10-K") under the caption "Risk Factors." Readers of this Form 10-Q should consider carefully the factors listed below and under the caption "Risk Factors" in the Company's Form 10-K, as well as the other information and data contained in this Form 10-Q. The Company cautions the reader, however, that such list of factors under the caption "Risk Factors" in the Company's Form 10-K may not be exhaustive and that those or other factors, many of which are outside of the Company's control, could have a material adverse effect on the Company and its results of operations. Factors that could cause actual results to differ include, without limitation, the Company's ability to achieve a profitable level of operations, to generate sufficient working capital and obtain necessary financing to meet capital requirements, loss of Nasdaq National Listing, the Company's ability to form strategic alliances with marketing and distribution partners, the Company's exposure to product liability claims, delays or high costs in product developments, consumers' perception of product safety and quality, the Company's reliance on flawed market research, potential competitors that are larger and financially stronger, the Company's ability to receive regulatory approval for its products and the Company's ability to manufacture an acceptable product on a commercial scale. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth hereunder and under the caption "Risk Factors" in the Company's Form 10-K.

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

         We cannot be sure we will be successful in ever achieving either result. We have experienced significant operating losses in each year since our inception in 1987. We have an accumulated deficit of more than $58 million as of March 31, 1999. We may continue to lose money in the future.

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

         IF WE DO NOT ACHIEVE A PROFITABLE LEVEL OF OPERATIONS AND CANNOT FIND FUNDING IN THE FUTURE, WE COULD EVENTUALLY BECOME INSOLVENT OR BANKRUPT.

         If we do not achieve a profitable level of operations and we do not obtain necessary funding from some source other than operations, we could eventually deplete our cash reserves and become insolvent or bankrupt.

         IF WE RELY ON INACCURATE MARKET INFORMATION, WE COULD MAKE DECISIONS THAT HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND FINANCIAL CONDITION.

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

         INADEQUATE PROVENTRA PRODUCTION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND FINANCIAL CONDITION.

         Given our limited experience in manufacturing Proventra, we cannot be sure that we will be successful in producing Proventra of acceptable quality on a commercial scale and at acceptable costs in our pilot plant facility. If we cannot, our business and financial condition could be materially adversely affected. Our production of Proventra will be regulated by the Minnesota Department of Agriculture. We believe that our current manufacturing facility will meet the anticipated requirements for the production of Proventra for use in consumer and clinical nutritional products through the year 2000. Further, we believe that contract manufacturers would be available to increase our Proventra production capacity quickly, if required. However, until we begin producing Proventra on a commercial scale, we cannot be sure that our production capabilities will be adequate

         FAILURE OF OUR COLLABORATIONS TO DEVELOP AND MARKET PRODUCTS CONTAINING PROVENTRA COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND FINANCIAL CONDITION.

         We are relying on collaborations with larger, more established companies to develop and market products containing Proventra. Our or our collaborators' inability to bring products to market could have a material adverse effect on our business and financial condition. We anticipate that products containing Proventra will be introduced in particular markets in the last half of 1999 through collaborations we have established with other companies. However, introduction of these products to test markets on schedule depends on our ability and our collaborators' ability to accomplish the following:

         -    finalize market research;

         -    finalize product development;

         -    establish product manufacturing;

         - initiate marketing, sales and distribution activities related to our products; and

         -    provide the funding necessary to accomplish these activities.

         DELAYS OR HIGH COSTS IN PRODUCT DEVELOPMENT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND FINANCIAL CONDITION.

         If we, or our strategic partners, cannot obtain accurate marketing data or develop a product responsive to the needs identified by that data, our business and financial condition could be materially adversely affected. The amount of time it will take us, together with our strategic partners, to develop consumer and clinical nutrition products and the associated costs of developing those products depends on, among other things, the results of our market research for consumer and clinical products. It also depends on our discussions with end users or purchasers of the potential products. Market research and discussions may give us indications of potential customers, what types of products they may desire and what clinical information is necessary for effective marketing and sales.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company's market risk is unlikely to have a material adverse effect on the Company's business, results of operations or financial condition.

PART II. OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

       The Company has issued the following equity securities pursuant to exemptions from registration under the Securities Act of 1933, as amended (the "Securities Act"). All such sales were made in reliance upon the exemptions from registration provided under Sections 3(b) and 4(2) of the Securities Act.

       In April 1999, the Company raised $1,972,500 through the private placement sale of 1,015,000 shares of common stock to Lombard Odier & Cie, 200,000 shares of common stock to Winston R. Wallin, 50,000 shares of common stock to H. L. Severance, 35,000 shares of common stock to H. L. Severance, Inc. Profit Sharing Plan and Trust and 15,000 shares of common stock to H. L. Severance, Inc. Pension Plan and Trust. The shares of common stock were issued at $1.50 per share.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a.)      EXHIBITS

EXHIBIT NO.        DESCRIPTION                                                            METHOD OF FILING
-----------        -----------                                                            ----------------
      3.1          Intentionally left blank.

      3.2          Restated Certificate of Incorporation of the Company.(3)                Incorporated By
                                                                                           Reference

      3.3          Intentionally left blank.

      3.4          Restated Bylaws of the Company.(1)                                      Incorporated By
                                                                                           Reference

      4.1          Specimen Common Stock Certificate.(1)                                   Incorporated By
                                                                                           Reference

    4.2-4.5        Intentionally left blank.

      4.6          Form of Common Stock Warrant to purchase shares of Common Stock of      Incorporated By
                   the Company, issued in connection with the sale of Convertible          Reference
                   Promissory Notes.(1)

   4.7-4.10        Intentionally left blank.

     4.11          Warrant to purchase 18,250 shares of Common Stock of the Company        Incorporated By
                   issued to IAI Investment Funds VI, Inc. (IAI Emerging Growth Fund),     Reference
                   dated January 30, 1996.(1)

     4.12          Warrant to purchase 6,250 shares of Common Stock of the Company         Incorporated By
                   issued to IAI Investment Funds IV, Inc. (IAI Regional Fund), dated      Reference
                   January 30, 1996.(1)

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

     4.15          Warrant to purchase 10,000 shares of Common Stock of the Company        Incorporated By
                   issued to Joseph Giamenco, dated February 2, 1996.(1)                   Reference


EXHIBIT NO.        DESCRIPTION                                                            METHOD OF FILING
-----------        -----------                                                            ----------------
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

     4.17          Warrant to purchase 25,000 shares of Common Stock of the Company        Incorporated By
                   issued to JIBS Equities, dated February 2, 1996.(1)                     Reference

     4.18          Warrant to purchase 25,000 shares of Common Stock of the Company        Incorporated By
                   issued to Land O'Lakes, Inc., dated February 2, 1996.(1)                Reference

     4.19          6% Convertible Debenture Purchase Agreement dated November 18, 1997     Incorporated By
                   among the Company and the Purchasers named therein.(8)                  Reference

     4.20          Registration Rights Agreement dated November 18, 1997 among the         Incorporated By
                   Company and the Holders named therein.(9)                               Reference

     4.21          6% Convertible Debenture due May 18, 1999 issued to CPR (USA) Inc.      Incorporated By
                   dated November 18, 1997.(10)                                            Reference

     4.22          6% Convertible Debenture due May 18, 1999 issued to Libertyview         Incorporated By
                   Plus Fund dated November 18, 1997.(11)                                  Reference

     4.23          6% Convertible Debenture due May 18, 1999 issued to Libertyview         Incorporated By
                   Fund, LLC dated November 18, 1997.(12)                                  Reference

     4.24          Stock Purchase Warrant issued to CPR (USA) Inc. dated November 18,      Incorporated By
                   1997.(13)                                                               Reference

     4.25          Stock Purchase Warrant issued to Libertyview Plus Fund dated            Incorporated By
                   November 18, 1997.(14)                                                  Reference

     4.26          Stock Purchase Warrant issued to Libertyview Fund, LLC dated            Incorporated By
                   November 18, 1997.(15)                                                  Reference

     4.27          Warrant issued to CLARCO Holdings dated as of December 1, 1997.(16)     Incorporated By
                                                                                           Reference

     4.28          Warrant issued to CLARCO Holdings dated as of December 1, 1997.(17)     Incorporated By
                                                                                           Reference
     4.29          Intentionally left blank.

     4.30          Warrant issued to Henry J. Cardello dated as of April 13, 1998.(20)     Incorporated By
                                                                                           Reference

     4.31          Warrant issued to Henry J. Cardello dated as of April 30, 1998.(20)     Incorporated By
                                                                                           Reference

     4.32          Warrant issued to Henry J. Cardello dated as of June 19, 1998.(20)      Incorporated By
                                                                                           Reference

     4.33          Warrant issued to William Young and Rebecca Young dated as of           Incorporated By
                   August 12, 1998.(24)                                                    Reference


EXHIBIT NO.        DESCRIPTION                                                            METHOD OF FILING
-----------        -----------                                                            ----------------
     4.34          Warrant issued to Henry J. Cardello dated as of September 30,           Incorporated By
                   1998.(24)                                                               Reference

     4.35          Warrant issued to American Home Products Corporation dated as of        Incorporated By
                   October 15, 1998.(24)                                                   Reference

     4.36          Form of Registration Rights Agreement dated April 20, 1999.(25)         Incorporated By
                                                                                           Reference

     4.37          Subscription Agreement and Investment Letter dated April 20, 1999       Incorporated By
                   (Lombard Odier & Cie).(26)                                              Reference

     4.38          Subscription Agreement and Investment Letter dated April 20, 1999       Incorporated By
                   (H. Leigh Severance).(27)                                               Reference

     4.39          Subscription Agreement and Investment Letter dated April 20, 1999       Incorporated By
                   (H. L. Severance, Inc. Profit Sharing Plan and Trust).(28)              Reference

     4.40          Subscription Agreement and Investment Letter dated April 20, 1999       Incorporated By
                   (H. L. Severance, Inc. Pension Plan and Trust).(29)                     Reference

     4.41          Subscription Agreement and Investment Letter dated April 20, 1999       Incorporated By
                   (Winston R. Wallin).(30)                                                Reference

     #10.1         License Agreement between the Company and Land O'Lakes dated May 7,     Incorporated By
                   1992.(1)                                                                Reference

     #10.2         Royalty Agreement between the Company and Land O'Lakes dated May 7,     Incorporated By
                   1992.(1)                                                                Reference

     #10.3         Supply Agreement between the Company and Land O'Lakes dated May 7,      Incorporated By
                   1992.(1)                                                                Reference

      10.4         Master Services Agreement between the Company and Land O'Lakes          Incorporated By
                   dated May 7, 1992.(1)                                                   Reference

     *10.5         GalaGen Inc. 1992 Stock Plan, as amended.(5)                            Incorporated By
                                                                                           Reference

   10.6-10.7       Intentionally left blank.

     #10.8         License and Collaboration Agreement between the Company and Chiron      Incorporated By
                   Corporation dated March 20, 1995.(1)                                    Reference

     *10.9         GalaGen Inc. Employee Stock Purchase Plan, as amended.(2)               Incorporated By
                                                                                           Reference

  10.10-10.11      Intentionally left blank.

     10.12         Master Equipment Lease between the Company and Cargill Leasing          Incorporated By
                   Corporation, dated June 6, 1996.(2)                                     Reference

     10.13         Agreement for Progress Payments between the Company and Cargill         Incorporated By
                   Leasing Corporation, dated June 6, 1996.(2)                             Reference


EXHIBIT NO.        DESCRIPTION                                                            METHOD OF FILING
-----------        -----------                                                            ----------------
     10.14         Agreement for Lease between the Company and Land O'Lakes,  dated        Incorporated By
                   June 3, 1996.(2)                                                        Reference

  10.15-10.18      Intentionally left blank.

    *10.19         GalaGen Inc. Annual Short Term Incentive Cash Compensation Plan.(4)     Incorporated By
                                                                                           Reference

    *10.20         GalaGen Inc. Annual Long Term Incentive Stock Option Compensation       Incorporated By
                   Plan.(4)                                                                Reference

    *10.21         GalaGen Inc. 1997 Incentive Plan.(6)                                    Incorporated By
                                                                                           Reference

     10.22         Master Loan and Security Agreement with TransAmerica Business           Incorporated By
                   Credit Corporation dated June 8, 1997.(7)                               Reference

     10.23         Amended and Restated License Agreement between the Company and Land     Incorporated By
                   O'Lakes dated March 11, 1998.(19)                                       Reference

    #10.24         License Agreement between the Company and Metagenics, Inc. dated        Incorporated By
                   April 7, 1998.(20)                                                      Reference

     10.25         Marketing Agreement between the Company and Nutrition Medical,          Incorporated By
                   Inc., dated September 1, 1998.(21)                                      Reference

     10.26         Asset Purchase Agreement between the Company and Nutrition Medical,     Incorporated By
                   Inc., dated September 1, 1998.(21)                                      Reference

     10.27         Intentionally left blank.

     10.28         Asset Purchase Agreement Amendment 1 between the Company and            Incorporated By
                   Nutrition Medical, Inc., dated October 28, 1998.(22)                    Reference

     10.29         Asset Purchase Agreement Amendment 2 between the Company and            Incorporated By
                   Nutrition Medical, Inc., dated December 23, 1998.(23)                   Reference

    #10.30         Collaboration and License Agreement between the Company and             Incorporated By
                   American Home Products Corporation acting through its Wyeth-Ayerst      Reference
                   Laboratories Division, dated October 15, 1998.(24)

    #10.31         Manufacturing and Supply Agreement between the Company and American     Incorporated By
                   Home Products Corporation acting through its Wyeth-Ayerst               Reference
                   Laboratories Division dated October 15, 1998.(24)

    #10.32         Product Development Collaboration, Manufacturing and Supply, and        Incorporated By
                   Retail Marketing Agreement between the Company and General              Reference
                   Nutrition Corporation, dated December 22, 1998.(24)

    *10.33         Letter agreement with Henry J. Cardello, dated January 1, 1999.         Electronic
                                                                                           Transmission

     10.34         Repurchase Agreement by and between GalaGen Inc. and Chiron             Electronic
                   Corporation, dated April 1, 1999.                                       Transmission


EXHIBIT NO.        DESCRIPTION                                                            METHOD OF FILING
-----------        -----------                                                            ----------------
   ##10.35         Licensing and Distribution Agreement by and between GalaGen Inc.        Electronic
                   and American Institutional Products, Inc., dated March 15, 1999.        Transmission

     27.1          Financial Data Schedule for the quarter ended March 31, 1999.           Electronic
                                                                                           Transmission

     27.2          Restated Financial Data Schedule for Quarter ended March 31,            Incorporated By
                   1996.(19)                                                               Reference

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

         (18)  Intentionally not used.

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

         (22) Incorporated herein by reference to Exhibit No. 2.2 to the Company's Report on Form 8-K, dated December 23, 1998 (File No. 0-27976).

         (23) Incorporated herein by reference to Exhibit No. 2.3 to the Company's Report on Form 8-K, dated December 23, 1998 (File No. 0-27976).

         (24) Incorporated herein by reference to the same numbered Exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 1998 (File No. 0-27976).

         (25) Incorporated herein by reference to Exhibit No. 4.5 to Amendment No. 2 to the Company's Registration Statement on Form S-3/A (Registration No. 333-71883).

         (26) Incorporated herein by reference to Exhibit No. 4.6 to Amendment No. 2 to the Company's Registration Statement on Form S-3/A (Registration No. 333-71883).

         (27) Incorporated herein by reference to Exhibit No. 4.7 to Amendment No. 2 to the Company's Registration Statement on Form S-3/A (Registration No. 333-71883).

         (28) Incorporated herein by reference to Exhibit No. 4.8 to Amendment No. 2 to the Company's Registration Statement on Form S-3/A (Registration No. 333-71883).

         (29) Incorporated herein by reference to Exhibit No. 4.9 to Amendment No. 2 to the Company's Registration Statement on Form S-3/A (Registration No. 333-71883).

         (30) Incorporated herein by reference to Exhibit No. 4.10 to Amendment No. 2 to the Company's Registration Statement on Form S-3/A (Registration No. 333-71883).

          * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

          # Contains portions for which confidential treatment has been granted to the Company.

         ## Contains portions of which confidential treatment has been applied for by the Company.


(b)      REPORTS ON FORM 8-K

       1. The Company filed a report on Form 8-K, dated December 23, 1998 and filed on January 6, 1999, relating to the purchase of certain critical care enteral products, related inventory and certain fixed assets from Nutrition Medical, Inc.

       2. The Company filed a report on Form 8-K, dated and filed February 5, 1999, updating the risk factors of the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  GalaGen Inc.
                                  ---------------
                                  (Registrant)

Date:  May 17, 1999               By:   /s/ Robert A. Hoerr
                                        ------------------------------------
                                        Robert A. Hoerr,
                                        Chairman and Chief Executive Officer
                                        (Principal Executive Officer)


Date:  May 17, 1999               By:   /s/ Henry J. Cardello
                                        ------------------------------------
                                        Henry J. Cardello
                                        President and Treasurer
                                        (Principal Financial and Accounting
                                        Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.        DESCRIPTION                                                             METHOD OF FILING
-----------        -----------                                                             ----------------
      3.1          Intentionally left blank.

      3.2          Restated Certificate of Incorporation of the Company.(3)                Incorporated By
                                                                                           Reference

      3.3          Intentionally left blank.

      3.4          Restated Bylaws of the Company.(1)                                      Incorporated By
                                                                                           Reference

      4.1          Specimen Common Stock Certificate.(1)                                   Incorporated By
                                                                                           Reference

    4.2-4.5        Intentionally left blank.

      4.6          Form of Common Stock Warrant to purchase shares of Common Stock of      Incorporated By
                   the Company, issued in connection with the sale of Convertible          Reference
                   Promissory Notes.(1)

   4.7-4.10        Intentionally left blank.

     4.11          Warrant to purchase 18,250 shares of Common Stock of the Company        Incorporated By
                   issued to IAI Investment Funds VI, Inc. (IAI Emerging Growth Fund),     Reference
                   dated January 30, 1996.(1)

     4.12          Warrant to purchase 6,250 shares of Common Stock of the Company         Incorporated By
                   issued to IAI Investment Funds IV, Inc. (IAI Regional Fund), dated      Reference
                   January 30, 1996.(1)

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

     4.17          Warrant to purchase 25,000 shares of Common Stock of the Company        Incorporated By
                   issued to JIBS Equities, dated February 2, 1996.(1)                     Reference

     4.18          Warrant to purchase 25,000 shares of Common Stock of the Company        Incorporated By
                   issued to Land O'Lakes, Inc., dated February 2, 1996.(1)                Reference

     4.19          6% Convertible Debenture Purchase Agreement dated November 18, 1997     Incorporated By
                   among the Company and the Purchasers named therein.(8)                  Reference


EXHIBIT NO.        DESCRIPTION                                                             METHOD OF FILING
-----------        -----------                                                             ----------------
     4.20          Registration Rights Agreement dated November 18, 1997 among the         Incorporated By
                   Company and the Holders named therein.(9)                               Reference

     4.21          6% Convertible Debenture due May 18, 1999 issued to CPR (USA) Inc.      Incorporated By
                   dated November 18, 1997.(10)                                            Reference

     4.22          6% Convertible Debenture due May 18, 1999 issued to Libertyview         Incorporated By
                   Plus Fund dated November 18, 1997.(11)                                  Reference

     4.23          6% Convertible Debenture due May 18, 1999 issued to Libertyview         Incorporated By
                   Fund, LLC dated November 18, 1997.(12)                                  Reference

     4.24          Stock Purchase Warrant issued to CPR (USA) Inc. dated November 18,      Incorporated By
                   1997.(13)                                                               Reference

     4.25          Stock Purchase Warrant issued to Libertyview Plus Fund dated            Incorporated By
                   November 18, 1997.(14)                                                  Reference

     4.26          Stock Purchase Warrant issued to Libertyview Fund, LLC dated            Incorporated By
                   November 18, 1997.(15)                                                  Reference

     4.27          Warrant issued to CLARCO Holdings dated as of December 1,1997.(16)      Incorporated By
                                                                                           Reference

     4.28          Warrant issued to CLARCO Holdings dated as of December 1,1997.(17)      Incorporated By
                                                                                           Reference
     4.29          Intentionally left blank.

     4.30          Warrant issued to Henry J. Cardello dated as of April 13, 1998.(20)     Incorporated By
                                                                                           Reference
     4.31          Warrant issued to Henry J. Cardello dated as of April 30, 1998.(20)     Incorporated By
                                                                                           Reference
     4.32          Warrant issued to Henry J. Cardello dated as of June 19, 1998.(20)      Incorporated By
                                                                                           Reference

     4.33          Warrant issued to William Young and Rebecca Young dated as of           Incorporated By
                   August 12, 1998.(24)                                                    Reference

     4.34          Warrant issued to Henry J. Cardello dated as of September 30,           Incorporated By
                   1998.(24)                                                               Reference

     4.35          Warrant issued to American Home Products Corporation dated as of        Incorporated By
                   October 15, 1998.(24)                                                   Reference

     4.36          Form of Registration Rights Agreement dated April 20, 1999.(25)         Incorporated By
                                                                                           Reference

     4.37          Subscription Agreement and Investment Letter dated April 20, 1999       Incorporated By
                   (Lombard Odier & Cie).(26)                                              Reference

     4.38          Subscription Agreement and Investment Letter dated April 20, 1999       Incorporated By
                   (H. Leigh Severance).(27)                                               Reference


EXHIBIT NO.        DESCRIPTION                                                             METHOD OF FILING
-----------        -----------                                                             ----------------
     4.39          Subscription Agreement and Investment Letter dated April 20, 1999       Incorporated By
                   (H. L. Severance, Inc. Profit Sharing Plan and Trust).(28)              Reference

     4.40          Subscription Agreement and Investment Letter dated April 20, 1999       Incorporated By
                   (H. L. Severance, Inc. Pension Plan and Trust).(29)                     Reference

     4.41          Subscription Agreement and Investment Letter dated April 20, 1999       Incorporated By
                   (Winston R. Wallin).(30)                                                Reference

     #10.1         License Agreement between the Company and Land O'Lakes dated May 7,     Incorporated By
                   1992.(1)                                                                Reference

     #10.2         Royalty Agreement between the Company and Land O'Lakes dated May 7,     Incorporated By
                   1992.(1)                                                                Reference

     #10.3         Supply Agreement between the Company and Land O'Lakes dated May 7,      Incorporated By
                   1992.(1)                                                                Reference

      10.4         Master Services Agreement between the Company and Land O'Lakes          Incorporated By
                   dated May 7, 1992.(1)                                                   Reference

     *10.5         GalaGen Inc. 1992 Stock Plan, as amended.(5)                            Incorporated By
                                                                                           Reference

   10.6-10.7       Intentionally left blank.

     #10.8         License and Collaboration Agreement between the Company and Chiron      Incorporated By
                   Corporation dated March 20, 1995.(1)                                    Reference

     *10.9         GalaGen Inc. Employee Stock Purchase Plan, as amended.(2)               Incorporated By
                                                                                           Reference

  10.10-10.11      Intentionally left blank.

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

  10.15-10.18      Intentionally left blank.

    *10.19         GalaGen Inc. Annual Short Term Incentive Cash Compensation Plan.(4)     Incorporated By
                                                                                           Reference

    *10.20         GalaGen Inc. Annual Long Term Incentive Stock Option Compensation       Incorporated By
                   Plan.(4)                                                                Reference

    *10.21         GalaGen Inc. 1997 Incentive Plan.(6)                                    Incorporated By
                                                                                           Reference


EXHIBIT NO.        DESCRIPTION                                                             METHOD OF FILING
-----------        -----------                                                             ----------------
     10.22         Master Loan and Security Agreement with TransAmerica Business           Incorporated By
                   Credit Corporation dated June 8, 1997.(7)                               Reference

     10.23         Amended and Restated License Agreement between the Company and Land     Incorporated By
                   O'Lakes dated March 11, 1998.(19)                                       Reference

    #10.24         License Agreement between the Company and Metagenics, Inc. dated        Incorporated By
                   April 7, 1998.(20)                                                      Reference

     10.25         Marketing Agreement between the Company and Nutrition Medical,          Incorporated By
                   Inc., dated September 1, 1998.(21)                                      Reference

     10.26         Asset Purchase Agreement between the Company and Nutrition Medical,     Incorporated By
                   Inc., dated September 1, 1998.(21)                                      Reference

     10.27         Intentionally left blank.

     10.28         Asset Purchase Agreement Amendment 1 between the Company and            Incorporated By
                   Nutrition Medical, Inc., dated October 28, 1998.(22)                    Reference

     10.29         Asset Purchase Agreement Amendment 2 between the Company and            Incorporated By
                   Nutrition Medical, Inc., dated December 23, 1998.(23)                   Reference

    #10.30         Collaboration and License  Agreement between the Company and            Incorporated By
                   American Home Products Corporation acting through its Wyeth-Ayerst      Reference
                   Laboratories Division, dated October 15, 1998.(24)

    #10.31         Manufacturing and Supply Agreement between the Company and American     Incorporated By
                   Home Products Corporation acting through its Wyeth-Ayerst               Reference
                   Laboratories Division dated October 15, 1998.(24)

    #10.32         Product Development Collaboration,Manufacturing and Supply, and         Incorporated By
                   Retail Marketing Agreement between the Company and General              Reference
                   Nutrition Corporation, dated December 22, 1998.(24)

    *10.33         Letter agreement with Henry J. Cardello, dated January 1, 1999.         Electronic
                                                                                           Transmission

     10.34         Repurchase Agreement by and between GalaGen Inc. and Chiron             Electronic
                   Corporation, dated April 1, 1999.                                       Transmission

    ##10.35        Licensing and Distribution Agreement by and between GalaGen Inc.        Electronic
                   and American Institutional Products, Inc., dated March 15, 1999.        Transmission

     27.1          Financial Data Schedule for the quarter ended March 31, 1999.           Electronic
                                                                                           Transmission

     27.2          Restated Financial Data Schedule for Quarter ended March 31,            Incorporated By
                   1996.(19)                                                               Reference

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

     (18) Intentionally not used.

     (31) Incorporated herein by reference to the same numbered Exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 1997 (File No. 0-27976).

     (32) Incorporated herein by reference to the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998 (File No. 0-27976).

     (33) Incorporated herein by reference to the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File No. 0-27976).

     (34) Incorporated herein by reference to Exhibit No. 2.2 to the Company's Report on Form 8-K, dated December 23, 1998 (File No. 0-27976).

     (35) Incorporated herein by reference to Exhibit No. 2.3 to the Company's Report on Form 8-K, dated December 23, 1998 (File No. 0-27976).

     (36) Incorporated herein by reference to the same numbered Exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 1998 (File No. 0-27976).

     (37) Incorporated herein by reference to Exhibit No. 4.5 to Amendment No. 2 to the Company's Registration Statement on Form S-3/A (Registration No. 333-71883).

     (38) Incorporated herein by reference to Exhibit No. 4.6 to Amendment No. 2 to the Company's Registration Statement on Form S-3/A (Registration No. 333-71883).

     (39) Incorporated herein by reference to Exhibit No. 4.7 to Amendment No. 2 to the Company's Registration Statement on Form S-3/A (Registration No. 333-71883).

     (40) Incorporated herein by reference to Exhibit No. 4.8 to Amendment No. 2 to the Company's Registration Statement on Form S-3/A (Registration No. 333-71883).

     (41) Incorporated herein by reference to Exhibit No. 4.9 to Amendment No. 2 to the Company's Registration Statement on Form S-3/A (Registration No. 333-71883).

     (42) Incorporated herein by reference to Exhibit No. 4.10 to Amendment No. 2 to the Company's Registration Statement on Form S-3/A (Registration No. 333-71883).

     * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

     # Contains portions for which confidential treatment has been granted to the Company.

     ## Contains portions of which confidential treatment has been applied for by the Company.