Form 10-Q
period 1999-06-30
GALAGEN INC
filed 1999-08-13
CIK 889872

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 1999.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from __________ to ________.


Commission file number 0-27976.

                                  GALAGEN INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                  ----   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value - 10,408,535 shares as of July 29, 1999.

                                      INDEX

                                   GALAGEN INC.


                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Balance Sheets - June 30, 1999 and December 31, 1998................3

          Statements of Operations - Three and six months ended
          June 30, 1999 and June 30, 1998.....................................4

          Statements of Cash Flows - Six months ended
          June 30, 1999 and June 30, 1998.....................................5

          Notes to Financial Statements.......................................6

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations....................8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.........14

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds..........................15

Item 4.   Submission of Matters to a Vote of Security Holders................15

Item 6.   Exhibits and Reports on Form 8-K...................................15

SIGNATURES...................................................................22


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  GALAGEN INC.

                                 BALANCE SHEETS


                                                                         JUNE 30, 1999   DECEMBER 31, 1998
                                                                        ---------------  -----------------
                                                                         (UNAUDITED)
ASSETS

     Current assets:
       Cash and cash equivalents.....................................   $  3,005,077       $  4,081,733
       Available-for-sale securities.................................        493,287                  -
       Accounts receivable, net of allowance - $24,167 in
         1999, $14,020 in 1998.......................................        184,671            314,579
       Inventory.....................................................        692,353            303,150
       Prepaid expenses..............................................        114,064            197,994
                                                                        ------------       ------------
     Total current assets............................................      4,489,452          4,897,456
     Property and equipment..........................................        679,796            671,796
       Less accumulated depreciation.................................       (335,123)          (270,418)
                                                                        ------------       ------------
                                                                             344,673            401,378

     Other assets....................................................        687,628            774,659
     Goodwill........................................................        147,155            219,847
                                                                        ------------       ------------
                                                                             834,783            994,506

     Total assets....................................................   $  5,668,908       $  6,293,340
                                                                        ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................   $    517,305        $   641,922
  Other current liabilities..........................................        141,043            336,992
  Convertible debentures.............................................              -            193,333
                                                                        ------------       ------------
Total current liabilities............................................        658,348          1,172,247

Commitments

Other long-term liabilities..........................................         45,000             45,000

Stockholders' equity:
  Preferred stock, $.01 par value:
     Authorized shares - 15,000,000
     Issued and outstanding shares - none in 1999 and 1998...........              -                  -
  Common stock, $.01 par value:
     Authorized shares - 40,000,000
     Issued and outstanding shares - 10,408,535 in 1999;
        8,948,446 in 1998............................................        104,085             89,484
  Additional paid-in capital.........................................     64,087,260         62,386,292
  Accumulated deficit ...............................................    (59,195,583)       (57,339,283)
  Deferred compensation..............................................        (30,202)           (60,400)
                                                                        ------------       ------------
  Total stockholders' equity.........................................      4,965,560          5,076,093
                                                                        ------------       ------------
Total liabilities and stockholders' equity...........................   $  5,668,908       $  6,293,340
                                                                        ============       ============

                             See accompanying notes.

Note: The balance sheet at December 31, 1998 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                  GALAGEN INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED JUNE 30      SIX MONTHS ENDED JUNE 30
                                                       --------------------------------------------------------------
                                                            1999           1998            1999           1998
                                                       --------------------------------------------------------------
Revenues:

 Product sales.....................................    $     481,237  $       9,759   $     916,779  $      12,809
 Product licensing and development revenues........          127,205              -         275,196               -
                                                       -------------  -------------   -------------  --------------
                                                             608,442          9,759       1,191,975         12,809
Operating expenses:

 Cost of goods sold................................          202,210          4,880         389,071          6,405
 Selling, general and administrative...............          857,095        585,102       1,595,285        961,218
 Product development...............................          403,308        751,547         782,254      1,272,062
 Depreciation and amortization.....................          176,667        179,648         367,082        406,296
                                                       -------------  -------------   -------------  -------------
                                                           1,639,280      1,521,177       3,133,692      2,645,981
                                                       -------------  -------------   -------------  -------------
Operating loss.....................................       (1,030,838)    (1,511,418)     (1,941,717)    (2,633,172)

Interest income....................................           40,919         67,727          96,144        192,276
Interest expense...................................           (5,977)      (162,084)        (10,727)      (381,974)
                                                       -------------- --------------  -------------- --------------

Net loss...........................................    $    (995,896) $  (1,605,775)  $  (1,856,300) $  (2,822,870)
                                                       ============== ==============  ============== ==============

Net loss per share
       Basic and Diluted...........................    $       (0.10) $       (0.20)  $       (0.20) $       (0.36)

Weighted average number of common shares
    outstanding
Basic and Diluted..................................       10,042,618      8,096,548       9,498,555      7,803,123


                             See accompanying notes.

                                  GALAGEN INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             SIX MONTHS ENDED JUNE 30
                                                          -------------------------------
                                                              1999            1998
                                                          -------------------------------
OPERATING ACTIVITIES:
Net loss.............................................     $ (1,856,300)   $ (2,822,870)
Adjustments to reconcile net loss to cash used in
  operating activities:
 Depreciation, amortization and other noncash........          391,226         670,599
 Changes in operating assets and liabilities.........         (494,486)        101,130
                                                         --------------  -------------
Net cash used in operating activities................       (1,959,560)     (2,051,141)
                                                         --------------  --------------

INVESTING ACTIVITIES:
Payment for asset purchase...........................         (113,901)              -
Purchase of property and equipment...................           (8,001)        (29,527)
Change in available-for-sale securities..............         (493,287)      4,661,532
                                                         --------------  -------------
Net cash  provided (used) by  investing activities...         (615,189)      4,632,005
                                                         --------------  -------------

FINANCING ACTIVITIES:
Proceeds from common stock...........................        1,912,189          56,728
Payment for warrant repurchase......................          (375,000)              -
Net payment on debt.................................           (39,096)       (139,730)
                                                         --------------  --------------
Net cash provided (used) by financing activities.....        1,498,093         (83,002)
                                                         -------------   --------------
Increase (decrease) in cash..........................       (1,076,656)      2,497,862
Cash and cash equivalents at beginning of period.....        4,081,733         155,908
                                                         -------------   -------------
Cash and cash equivalents at end of period...........     $  3,005,077    $  2,653,770
                                                         =============   =============

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible promissory notes, plus
  related accrued interest, to common stock..........     $    217,475   $   1,021,552
Valuation of issued options and warrants.............                -          62,500
Conversion of note to operating lease................                -       1,047,904


                             See accompanying notes.

                                  GALAGEN INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the audited financial statements and accompanying notes contained in the Annual Report of GalaGen Inc. (the "Company") on Form 10-K for the fiscal year ended December 31, 1998.

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

NET LOSS PER SHARE

      Net loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("Statement 128"). Under Statement 128, basic earnings per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Basic and diluted earnings per share are the same in all periods presented as all potential common shares were antidilutive.

INVESTMENTS

      Investments in debt securities with a remaining maturity of more than three months at the date of purchase are classified as available-for-sale securities. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The book value of the investments approximates their estimated market value. As of June 30, 1999 the investments were corporate debt securities with a contractual maturity of less than one year.

INVENTORY

      Inventories are stated at the lower of cost or market using the first-in, first-out method. The Company evaluates the need for reserves associated with obsolete inventory as needed. Inventory at June 30, 1999 and December 31, 1998 consisted of the following (see Note 5 below):


                                                    1999               1998
                                              ---------------     --------------
        Finished goods......................   $     515,382       $    235,155
        Raw materials and supplies..........         176,971             67,995
                                              ---------------     --------------
                                               $     692,353       $    303,150
                                              ===============     ==============


3.    EQUITY FINANCINGS

      In April 1999, the Company raised $1,972,500 through the private placement sale of 1,315,000 shares of common stock. The shares sold in the private placement were at an 8% discount to the closing price of the common stock on the Nasdaq National Market on the closing date.

      In November 1997, the Company raised $1,500,000 through the private placement sale of 6% convertible debentures (the "Debentures") to three institutional investors. Costs associated with the Debentures were amortized over the term of the Debentures. In 1999 and 1998, $200,000 and $1,300,000 of Debenture principal plus accrued interest was converted into the aggregate maximum of 139,927 shares and 1,260,073 shares of common stock, respectively. Under the terms of the Debentures, there was a limitation on the maximum number of shares of common stock that could be issued upon conversion of the Debentures. That maximum was reached through the conversions in 1999 and as a result the Company repaid remaining Debenture principal plus accrued interest of approximately $39,000 in 1999.

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

5.    SUBSEQUENT EVENT

      In August 1999, the Company announced an agreement with American Institutional Products, Inc. ("AIP"), a wholly-owned subsidiary of Hormel Foods Corporation, to license the worldwide rights to manufacture, distribute, market and sell the Company's clinical nutrition critical care products. Under the terms of the agreement AIP will purchase the clinical nutrition products inventory, and will pay royalties , subject to an annual minimum royalty, to the Company based upon net sales of the clinical nutrition products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

      The information presented in this Item contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are subject to risks and uncertainties, including those discussed under "Risk Factors" below, that could cause actual results to differ materially from those projected. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements. Certain forward-looking statements are indicated below by an asterisk. See also "Disclosure Regarding Forward-Looking Statements."

GENERAL

      GalaGen's mission is to become the leading presence in foods, beverages and dietary supplements that help enhance the immune system. To accomplish this mission, the Company is focusing its efforts on channels that demand immune-enhancing benefits in certain segments of the consumer food and beverage products market and in certain segments of the clinical nutrition products markets. A critical factor for success of the Company is its immune-enhancing ingredient which is derived from colostrum, the highly nutritious first milk from a dairy cow after its calf is born, which has been branded Proventra(-TM-) Brand Natural Immune Components ("Proventra"). The primary components found in Proventra are naturally-occurring broad spectrum antibodies or specialized proteins that enhance the body's own immune system to provide protection against harmful micro-organisms. Additional immune-enhancing components found in Proventra include lactoperoxidase, lactoferrin, growth factors and other substances to bolster the body's resistance. The Company, in conjunction with strategic partners, continues to expand applications for its technology and is developing a portfolio of Proventra-based products that target the needs of consumers and the healthcare market.

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

     In December 1998, the Company acquired a developed line of critical care enteral nutrition products and formulas from NM Holdings, Inc. ("NMI" formerly known as Nutrition Medical Inc.). These products are being sold to the hospital healthcare industries. The Company is researching ways in which to incorporate certain of its immune-enhancing ingredients into selected products acquired from NMI to provide additional proprietary protection and added benefits that are not currently available in that market segment (see
Note 5 of Notes to the Financial Statements).

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

     In March 1999, the Company also entered into a licensing and distribution agreement with AIP. AIP licensed the manufacturing and distribution rights for a new, clinically tested, cultured dairy beverage the Company developed to improve the gastrointestinal health of patients in hospitals and nursing homes. The product includes a patented ingredient combination and will also incorporate the Company's Proventra (see Note 5 of Notes to the Financial Statements).

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

      GENERAL. The net loss decreased by $609,879, or 38.0%, for the three months ended June 30, 1999 to $995,896 from $1,605,775 for the same period in 1998. The decrease was due primarily to increased product sales and product development revenues, decreased product development expense due to the discontinuation of the pharmaceutical program and reduced interest expense as a result of the debt conversion. Cost of goods sold increased due to increased product sales and selling, marketing and general and administrative expense increased in support of the consumer and clinical nutrition product programs.

      REVENUES. For the three months ended June 30, 1999 revenues consisted of approximately $465,000 of clinical nutrition product sales, approximately $16,000 of consumer product sales and approximately $127,000 from product development revenues. For the three months ended June 30, 1998 revenues consisted of approximately $10,000 from consumer product sales.

      COST OF GOODS SOLD. For the three months ended June 30, 1999 and 1998 the cost of goods sold of approximately $202,000 and $5,000, respectively, was related to product sales. The increase in cost of goods sold was primarily due to increased sales of the clinical nutrition products.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $271,993, or 46.5%, for the three months ended June 30, 1999 to $857,095 from $585,102 for the second quarter of 1998. Approximately $192,000 of the increase is due to increased sales, marketing and personnel expense for the Company's consumer and critical care nutrition products, approximately $59,000 is due to increased outside service expense and approximately $21,000 of the increase is due to operating lease expenses associated with the Company's June 1998 note payable conversion (see Note 4 in Notes to the Financial Statements).

      PRODUCT DEVELOPMENT EXPENSES. Expenses for product development decreased $348,239, or 46.3%, for the three months ended June 30, 1999 to $403,308 from $751,547 for the three months ended June 30, 1998. Expenses related to the terminated pharmaceutical products program decreased approximately $271,000 and associated personnel expense decreased approximately $208,000. These decreases were offset by increased operating lease expense from the conversion of the Company's note payable in June 1998 of approximately $84,000 (see Note 4 in Notes to the Financial Statements) and increased expenses related to the clinical and consumer development programs of approximately $47,000.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended June 30, 1999 decreased $2,981, or 1.7%, to $176,667 from $179,648 for the same period in 1998. The decrease was primarily due to decreased depreciation expense related to the Company's operating lease conversion (see Note 4 in Notes to the Financial Statements) partially offset by increased intangible asset amortization related to the Company's acquisition of certain assets from NMI.

      INTEREST INCOME. Interest income for the three months ended June 30, 1999 decreased $26,808, or 39.6%, to $40,919 from $67,727 for the same period in 1998. The decrease was primarily attributable to the decreased level of invested funds.

      INTEREST EXPENSE. Interest expense decreased $156,107, or 96.3%, for the three months ended June 30, 1999 to $5,977 from $162,084 for the three months ended June 30, 1998. For the three months ended June 30, 1998, interest expense consisted primarily of amortization of the value of the warrants plus the expense of the discount in connection with the Company's convertible debentures issued in November 1997 (see Note 3 in Notes to the Financial Statements) and interest expense associated with the Company's note payable (see Note 4 of Notes to the Financial Statements).

FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

      GENERAL. The net loss decreased by $966,570, or 34.2%, for the six months ended June 30, 1999 to $1,856,300 from $2,822,870 for the same period in 1998. The decrease was due primarily to increased product sales and product development revenues, decreased product development expense due to the discontinuation of the pharmaceutical program and reduced interest expense as a result of the debt conversion. Cost of goods sold increased due to increased product sales and selling, marketing and general and administrative expense increased in support of the consumer and clinical nutrition product programs.

      REVENUES. For the six months ended June 30, 1999 revenues consisted of approximately $885,000 of clinical nutrition product sales, approximately $32,000 of consumer product sales and approximately $275,000 from product development revenues. For the six months ended June 30, 1998 revenues consisted of approximately $13,000 from product sales.

      COST OF GOODS SOLD. For the six months ended June 30, 1999 and 1998 the cost of goods sold of approximately $389,000 and $6,000, respectively, was related to the product sales.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $634,067, or 66.0%, for the six months ended June 30, 1999 to $1,595,285 from $961,218 for the first six months of 1998. Approximately $532,000 of the increase is due to increased sales, marketing and personnel expense for the Company's consumer and critical care nutrition products, approximately $62,000 of the increase is from increased outside service expense and approximately $40,000 of the increase is due to operating lease expenses associated with the Company's June 1998 note payable conversion (see Note 4 in Notes to the Financial Statements).

      PRODUCT DEVELOPMENT EXPENSES. Expenses for product development decreased $489,808, or 38.5%, for the six months ended June 30, 1999 to $782,254 from $1,272,062 for the same period in 1998. Associated personnel expense decreased approximately $353,000 and expenses related to the terminated pharmaceutical products program decreased approximately $305,000. These decreases were offset by increased operating lease expense from the conversion of the Company's note payable in June 1998 of approximately $168,000 (see Note 4 in Notes to the Financial Statements).

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the six months ended June 30, 1999 decreased $39,214, or 9.7%, to $367,082 from $406,296 for the same period in 1998. The decrease was primarily due to decreased depreciation expense related to the Company's operating lease conversion (see Note 4 in Notes to the Financial Statements) partially offset by increased intangible asset amortization related to the Company's acquisition of certain assets from NMI.

      INTEREST INCOME. Interest income for the six months ended June 30, 1999 decreased $96,132, or 50.0%, to $96,144 from $192,276 for the same period in 1998. The decrease was primarily attributable to the decreased level of invested funds.

      INTEREST EXPENSE. Interest expense decreased $371,247, or 97.2%, for the six months ended June 30, 1999 to $10,727 from $381,974 for the six months ended June 30, 1998. For the six months ended June 30, 1998, interest expense consisted primarily of amortization of the value of the warrants plus the value of the discount in connection with the Company's convertible debentures issued in November 1997 (see Note 3 in Notes to the Financial Statements) and interest expense associated with the Company's note payable (see Note 4 of Notes to the Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

      Cash used in operating activities decreased by $91,581, or 4.5%, for the six months ended June 30, 1999 to $1,959,560 from $2,051,141 for the same period in 1998. Cash used in operations for the six months ended June 30, 1999 was used primarily to fund operating losses, as well as operating inventory and repayment of current obligations. Cash used in operations for the same period in 1998 was used primarily to fund operating losses.

      For the six months ended June 30, 1999, the Company invested $493,287 in available-for-sale securities and $8,001 in computer equipment and manufacturing equipment in support of Company operations. In April 1999 the Company invested $113,901 in purchased product development technology relating to an asset purchase agreement with Marketing Ventures of America, Inc., of which the president of the Company is a 100% shareholder. For the same period in 1998, the Company redeemed $4,661,532 of its available-for-sale securities and invested $29,527 in equipment related to the Company's pilot plant manufacturing facility.

      In April 1999, the Company completed the sale of newly issued common stock that resulted in $1,972,500 of private placement funding. The stock was sold at $1.50 per share. Also in April 1999, the Company repurchased three warrants, that were initially granted to Chiron Corporation in March 1995, for $375,000.

      The Company anticipates that its existing resources and interest thereon will be sufficient to satisfy its anticipated cash requirements through approximately the third quarter of 2000.* The Company's working capital and capital requirements will depend upon numerous factors, including revenue from product sales, the progress of the Company's market research, product development and ability to obtain partners with the appropriate manufacturing, sales, distribution and marketing capabilities.* The Company's capital requirements also will depend on the levels of resources devoted to the development of manufacturing capabilities, technological advances, the status of competitive products and the ability of the Company to establish partners or strategic alliances to provide funding to the Company for certain manufacturing, sales, product development and marketing activities.*

      The Company expects to incur substantial additional marketing expense and product development expense.* Capital expenditures may be necessary to establish additional commercial scale manufacturing facilities.* The Company will need to raise substantial additional funds for longer-term product and marketing activities that may be required in the future. The Company's ability to continue funding its planned operations beyond the third quarter of 2000 is dependent upon its ability to generate product revenues or to obtain additional funds through equity or debt financing, strategic alliances, license agreements or from other financing sources.* A lack of adequate revenues or funding could eventually result in the insolvency or bankruptcy of the Company.* At a minimum, if adequate funds are not available, the Company may be required to delay or to eliminate expenditures for certain of its product development efforts or to license to third parties the rights to commercialize products or technologies that it would otherwise seek to develop itself.* Because of the Company's significant long-term capital requirements, it may seek to raise funds when conditions are favorable, even if the Company does not have an immediate need for such additional capital at such time.* If the Company has not raised funds prior to when its needs for funding become immediate, the Company may be forced to raise funds when conditions are unfavorable, which could result in significant dilution for current stockholders.*

YEAR 2000 ISSUES

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

      Prior to the asset acquisition of NMI's critical care nutrition products, the Company completed its preliminary assessment and concluded that the Year 2000 risk was focused mainly in the area of its business computer hardware and computer software applications. Subsequent to the NMI asset purchase, the Company undertook a reassessment and determined that the exposure associated with non-compliant external business partners and suppliers had significantly increased.

      The Company has addressed Year 2000 risks by:

      - installing new network server hardware and software, specifically for its accounting applications and office network. This remediation process was completed with total costs of approximately $60,000. The manufacturers of the hardware and software have stated that these products are Year 2000 compliant. In planning for the worst case scenarios, the Company has addressed this issue in its plan. The Company believes that its hardware and software systems for its business will be operational for Year 2000, but it may experience isolated incidences of non-compliance.*

      - identifying its key business partners and suppliers, particularly relating to its critical care nutrition business, and assessing their readiness for Year 2000 to mitigate the risk to the Company if they are not Year 2000 compliant. The Company also recognizes the risks from other key suppliers if utilities, communications, banking and government are not ready for Year 2000, but does not believe the Company will be materially adversely impacted. *

      The Company's manufacturing facility, completed and operational in mid-1997, has been Year 2000 compliant since inception and no further work is considered necessary. The most reasonably likely worst case scenario would be the inability of the Company to have its critical care nutrition products manufactured and distributed on a timely basis, which could result in significantly decreased revenues.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

      This Form 10-Q for the six months ended June 30, 1999 contains certain forward-looking statements within the meaning of Section 21E of the Exchange Act. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. When used in this Form 10-Q, the words "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. Although the Company believes these statements are reasonable, readers of this Form 10-Q should be aware that actual results could differ materially from those projected by such forward-looking statements as a result of the risk factors listed below and set forth in the Company's Annual Report on Form 10-K for 1998 ("Form 10-K") under the caption "Risk Factors." Readers of this Form 10-Q should consider carefully the factors listed below and under the caption "Risk Factors" in the Company's Form 10-K, as well as the other information and data contained in this Form 10-Q. The Company cautions the reader, however, that such factors under the caption "Risk Factors" in the Company's Form 10-K may not be exhaustive and that those or other factors, many of which are outside of the Company's control, could have a material adverse effect on the Company and its results of operations. Factors that could cause actual results to differ include, without limitation, the Company's ability to achieve a profitable level of operations, to generate sufficient working capital and obtain necessary financing to meet capital requirements, loss of Nasdaq National Market listing, the Company's ability to form strategic alliances with marketing and distribution partners, the Company's exposure to product liability claims, delays or high costs in product developments, consumers' perception of product safety and quality, the

Company's reliance on flawed market research, potential competitors that are larger and financially stronger, the Company's ability to receive regulatory approval for its products, the Company's ability to manufacture an acceptable product on a commercial scale and risks associated with the Year 2000 computer issue. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth hereunder and under the caption "Risk Factors" in the Company's Form 10-K.

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

      We cannot be sure we will be successful in ever achieving either result. We have experienced significant operating losses in each year since our inception in 1987. We have an accumulated deficit of more than $59 million as of June 30, 1999. We may continue to lose money in the future.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's operations are not currently subject to material risks for interest rates, foreign currency exchange rates, commodity prices or other market price risks.

PART II. OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

       The Company has issued the following equity securities pursuant to exemptions from registration under the Securities Act of 1933, as amended (the "Securities Act"). All such sales were made in reliance upon the exemptions from registration provided under Sections 3(b) and 4(2) of the Securities Act.

       In April 1999, the Company raised $1,972,500 through the private placement sale of 1,015,000 shares of common stock to Lombard Odier & Cie, 200,000 shares of common stock to Winston R. Wallin, a director of the Company, 50,000 shares of common stock to H. L. Severance, 35,000 shares of common stock to H. L. Severance, Inc. Profit Sharing Plan and Trust and 15,000 shares of common stock to H. L. Severance, Inc. Pension Plan and Trust. The shares of common stock were issued at $1.50 per share. Each such investor certified that such investor was an "accredited investor" as that term is defined in Rule 501 of Regulation D adopted under the Securities Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       At the Company's 1998 Annual Meeting of Stockholders held on May 12, 1999, the stockholders approved the following:

       (a) the election of directors to serve until their successors are duly elected. Each nominated director was elected as follows:


            Director-Nominee                          Votes For        Votes Withheld
            ----------------                          ---------        --------------
            Robert A. Hoerr, M.D., Ph.D.              6,648,867             17,580
            Henry J. Cardello                         6,648,867             17,580
            Austen S. Cargill II, Ph.D.               6,647,667             18,780
            Ronald O. Ostby                           6,648,867             17,580
            Winston R. Wallin                         6,637,667             28,780


       (b) a proposal to ratify the appointment of Ernst & Young LLP to serve as independent public accountants of the Company for the year ending December 31, 1999. The proposal received 6,642,087 votes for, and 5,800 votes against, ratification. There were 18,560 abstentions and 0 broker non-votes.

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

            3.2          Restated Certificate of Incorporation of the Company.(3)                Incorporated By
                                                                                                 Reference
            3.3          Intentionally left blank.

            3.4          Restated Bylaws of the Company.(1)                                      Incorporated By
                                                                                                 Reference

            4.1          Specimen Common Stock Certificate.(1)                                   Incorporated By
                                                                                                 Reference

          4.2-4.5        Intentionally left blank.





         EXHIBIT NO.     DESCRIPTION                                                            METHOD OF FILING
         -----------     -----------                                                            ----------------
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

           4.21          6% Convertible Debenture due May 18, 1999 issued to CPR (USA) Inc.      Incorporated By
                         dated November 18, 1997.(10)                                            Reference

           4.22          6% Convertible Debenture due May 18, 1999 issued to Libertyview         Incorporated By
                         Plus Fund dated November 18, 1997.(11)                                  Reference

           4.23          6% Convertible Debenture due May 18, 1999 issued to Libertyview         Incorporated By
                         Fund, LLC dated November 18, 1997.(12)                                  Reference

           4.24          Stock Purchase Warrant issued to CPR (USA) Inc. dated November 18,      Incorporated By
                         1997.(13)                                                               Reference

           4.25          Stock Purchase Warrant issued to Libertyview Plus Fund dated            Incorporated By
                         November 18, 1997.(14)                                                  Reference




         EXHIBIT NO.     DESCRIPTION                                                            METHOD OF FILING
         -----------     -----------                                                            ----------------
           4.26          Stock Purchase Warrant issued to Libertyview Fund, LLC dated            Incorporated By
                         November 18, 1997.(15)                                                  Reference

           4.27          Warrant issued to CLARCO Holdings dated as of December 1,1997.(16)      Incorporated By
                                                                                                 Reference

           4.28          Warrant issued to CLARCO Holdings dated as of December 1,1997.(17)      Incorporated By
                                                                                                 Reference
           4.29          Intentionally left blank.

           4.30          Warrant issued to Henry J. Cardello dated as of April 13, 1998. (20)    Incorporated By
                                                                                                 Reference

           4.31          Warrant issued to Henry J. Cardello dated as of April 30, 1998. (20)    Incorporated By
                                                                                                 Reference

           4.32          Warrant issued to Henry J. Cardello dated as of June 19, 1998. (20)     Incorporated By
                                                                                                 Reference

           4.33          Warrant issued to William Young and Rebecca Young dated as of           Incorporated By
                         August 12, 1998.(24)                                                    Reference

           4.34          Warrant issued to Henry J. Cardello dated as of September 30,           Incorporated By
                         1998.(24)                                                               Reference

                         Warrant issued to American Home Products Corporation dated as of        Incorporated By
           4.35          October 15, 1998.(24)                                                   Reference

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

           4.40          Subscription Agreement and Investment Letter dated April 20, 1999       Incorporated By
                         (H. L. Severance, Inc. Pension Plan and Trust).(29)                     Reference

           4.41          Subscription Agreement and Investment Letter dated April 20, 1999       Incorporated By
                         (Winston R. Wallin).(30)                                                Reference

           #10.1         License Agreement between the Company and Land O'Lakes dated May 7,     Incorporated By
                         1992.(1)                                                                Reference

           #10.2         Royalty Agreement between the Company and Land O'Lakes dated May 7,     Incorporated By
                         1992.(1)                                                                Reference

           #10.3         Supply Agreement between the Company and Land O'Lakes dated May 7,      Incorporated By
                         1992.(1)                                                                Reference




         EXHIBIT NO.     DESCRIPTION                                                            METHOD OF FILING
         -----------     -----------                                                            ----------------
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

           10.12         Master Equipment Lease between the Company and Cargill Leasing          Incorporated By
                         Corporation, dated June 6, 1996. (2)                                    Reference

           10.13         Agreement for Progress Payments between the Company and Cargill         Incorporated By
                         Leasing Corporation, dated June 6, 1996. (2)                            Reference

           10.14         Agreement for Lease between the Company and Land O'Lakes, dated         Incorporated By
                         June 3, 1996. (2)                                                       Reference

        10.15-10.18      Intentionally left blank.

          *10.19         GalaGen Inc. Annual Short Term Incentive Cash Compensation Plan. (4)    Incorporated By
                                                                                                 Reference

          *10.20         GalaGen Inc. Annual Long Term Incentive Stock Option Compensation       Incorporated By
                         Plan. (4)                                                               Reference

          *10.21         GalaGen Inc. 1997 Incentive Plan. (6)                                   Incorporated By
                                                                                                 Reference

           10.22         Master Loan and Security Agreement with TransAmerica Business           Incorporated By
                         Credit Corporation dated June 8, 1997. (7)                              Reference

           10.23         Amended and Restated License  Agreement between the Company and Land    Incorporated By
                         O'Lakes dated March 11, 1998. (19)                                      Reference

          #10.24         License Agreement between the Company and Metagenics, Inc. dated        Incorporated By
                         April 7, 1998. (20)                                                     Reference

           10.25         Intentionally left blank.

           10.26         Asset Purchase Agreement between the Company and Nutrition Medical,     Incorporated By
                         Inc., dated September 1, 1998.(21)                                      Reference

           10.27         Intentionally left blank.

           10.28         Asset Purchase Agreement Amendment 1 between the Company and            Incorporated By
                         Nutrition Medical, Inc., dated  October 28, 1998.(22)                   Reference




         EXHIBIT NO.     DESCRIPTION                                                            METHOD OF FILING
         -----------     -----------                                                            ----------------
           10.29         Asset Purchase Agreement Amendment 2 between the Company and            Incorporated By
                         Nutrition Medical, Inc., dated December 23, 1998.(23)                   Reference

          #10.30         Collaboration and License Agreement between the Company and             Incorporated By
                         American Home Products Corporation acting through its Wyeth-Ayerst      Reference
                         Laboratories Division, dated October 15, 1998. (24)

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

          *10.33         Letter agreement with Henry J. Cardello, dated January 1, 1999.(31)     Incorporated By
                                                                                                 Reference

           10.34         Repurchase Agreement by and between GalaGen Inc. and Chiron             Incorporated By
                         Corporation, dated April 1, 1999.(31)                                   Reference

          #10.35         Licensing and Distribution Agreement by and between GalaGen Inc.        Incorporated By
                         and American Institutional Products, Inc., dated March 15, 1999.(31)    Reference

           27.1          Financial Data Schedule for the six months ended June 30, 1999.         Electronic
                                                                                                 Transmission

           27.2          Restated Financial Data Schedule for Quarter ended March 31, 1996.      Incorporated By
                         (19)                                                                    Reference


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

         (31) Incorporated herein by reference to the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999 (File No. 0-27976).

          * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

           # Contains portions for which confidential treatment has been granted to the Company.


(b)      REPORTS ON FORM 8-K

               No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Galagen Inc.
                                  ---------------
                                  (Registrant)

Date:  August 12, 1999            By:   /s/ Robert A. Hoerr
                                        -------------------
                                        Robert A. Hoerr,
                                        Chairman and Chief Executive Officer
                                        (Principal Executive Officer)


Date:  August 12, 1999            By:   /s/ Frank L. Kuhar
                                        ------------------
                                        Frank L. Kuhar
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
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

            3.2          Restated Certificate of Incorporation of the Company.(3)                Incorporated By
                                                                                                 Reference
            3.3          Intentionally left blank.

                                                                                                 Incorporated By
            3.4          Restated Bylaws of the Company.(1)                                      Reference

                                                                                                 Incorporated By
            4.1          Specimen Common Stock Certificate.(1)                                   Reference

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

           4.25          Stock Purchase Warrant issued to Libertyview Plus Fund dated            Incorporated By
                         November 18, 1997.(14)                                                  Reference

           4.26          Stock Purchase Warrant issued to Libertyview Fund, LLC dated            Incorporated By
                         November 18, 1997.(15)                                                  Reference

           4.27          Warrant issued to CLARCO Holdings dated as of December 1,1997.(16)      Incorporated By
                                                                                                 Reference

           4.28          Warrant issued to CLARCO Holdings dated as of December 1,1997.(17)      Incorporated By
                                                                                                 Reference
           4.29          Intentionally left blank.

           4.30          Warrant issued to Henry J. Cardello dated as of April 13, 1998. (20)    Incorporated By
                                                                                                 Reference

           4.31          Warrant issued to Henry J. Cardello dated as of April 30, 1998. (20)    Incorporated By
                                                                                                 Reference

           4.32          Warrant issued to Henry J. Cardello dated as of June 19, 1998. (20)     Incorporated By
                                                                                                 Reference

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

           #10.1         License Agreement between the Company and Land O'Lakes dated May 7,     Incorporated By
                         1992.(1)                                                                Reference

           #10.2         Royalty Agreement between the Company and Land O'Lakes dated May 7,     Incorporated By
                         1992.(1)                                                                Reference

           #10.3         Supply Agreement between the Company and Land O'Lakes dated May 7,      Incorporated By
                         1992.(1)                                                                Reference

           10.4          Master Services Agreement between the Company and Land O'Lakes          Incorporated By
                         dated May 7, 1992.(1)                                                   Reference


           *10.5         GalaGen Inc. 1992 Stock Plan, as amended. (5)                           Incorporated By
                                                                                                 Reference
         10.6-10.7       Intentionally left blank.

           #10.8         License and  Collaboration  Agreement between the Company and Chiron    Incorporated By
                         Corporation dated March 20, 1995.(1)                                    Reference

           *10.9         GalaGen Inc. Employee Stock Purchase Plan, as amended. (2)              Incorporated By
                                                                                                 Reference
        10.10-10.11      Intentionally left blank.

           10.12         Master Equipment Lease between the Company and Cargill Leasing          Incorporated By
                         Corporation, dated June 6, 1996. (2)                                    Reference

           10.13         Agreement for Progress Payments between the Company and Cargill         Incorporated By
                         Leasing Corporation, dated June 6, 1996. (2)                            Reference

           10.14         Agreement for Lease between the Company and Land O'Lakes, dated         Incorporated By
                         June 3, 1996. (2)                                                       Reference

        10.15-10.18      Intentionally left blank.

          *10.19         GalaGen Inc. Annual Short Term Incentive Cash Compensation Plan. (4)    Incorporated By
                                                                                                 Reference

          *10.20         GalaGen Inc. Annual Long Term Incentive Stock Option Compensation       Incorporated By
                         Plan. (4)                                                               Reference

          *10.21         GalaGen Inc. 1997 Incentive Plan. (6)                                   Incorporated By
                                                                                                 Reference



        EXHIBIT NO.      DESCRIPTION                                                            METHOD OF FILING
        -----------      -----------                                                            ----------------
           10.22         Master Loan and Security Agreement with TransAmerica Business           Incorporated By
                         Credit Corporation dated June 8, 1997. (7)                              Reference

           10.23         Amended and Restated License Agreement between the Company and Land     Incorporated By
                         O'Lakes dated March 11, 1998. (19)                                      Reference

          #10.24         License Agreement between the Company and Metagenics, Inc. dated        Incorporated By
                         April 7, 1998. (20)                                                     Reference

           10.25         Intentionally left blank.

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

           10.28         Asset Purchase Agreement Amendment 1 between the Company and            Incorporated By
                         Nutrition Medical, Inc., dated October 28, 1998.(22)                    Reference

           10.29         Asset Purchase Agreement Amendment 2 between the Company and            Incorporated By
                         Nutrition Medical, Inc., dated December 23, 1998.(23)                   Reference

          #10.30         Collaboration and License Agreement between the Company and             Incorporated By
                         American Home Products Corporation acting through its Wyeth-Ayerst      Reference
                         Laboratories Division, dated October 15, 1998. (24)

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

          *10.33         Letter agreement with Henry J. Cardello, dated January 1, 1999.(31)     Incorporated By
                                                                                                 Reference

           10.34         Repurchase Agreement by and between GalaGen Inc. and Chiron             Incorporated By
                         Corporation, dated April 1, 1999.(31)                                   Reference

          #10.35         Licensing and Distribution Agreement by and between GalaGen Inc.        Incorporated By
                         and American Institutional Products, Inc., dated March 15, 1999.(31)    Reference

           27.1          Financial Data Schedule for the six months ended June 30, 1999.         Electronic
                                                                                                 Transmission

           27.2          Restated Financial Data Schedule for Quarter ended March 31, 1996.      Incorporated By
                         (19)                                                                    Reference


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

         (31) Incorporated herein by reference to the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999 (File No. 0-27976).

          * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

          # Contains portions for which confidential treatment has been granted to the Company.