Form 10-Q
period 1999-09-30
GALAGEN INC
filed 1999-11-15
CIK 889872

QuickLinks

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 1999.
or
/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from to .

Commission file number 0-27976.

GalaGen Inc. (Exact name of registrant as specified in its charter)
Delaware	41-1719104

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1275 Red Fox Road Arden Hills, Minnesota	55112-6943

(Address of principal executive offices)	(Zip Code)
(651) 634-4230 (Registrant's telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  /x/    No  / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value — 10,408,535 shares as of November 5, 1999.

INDEX
GALAGEN INC.

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Balance Sheets — September 30, 1999 and December 31, 1998	3
	Statements of Operations — Three and nine months ended September 30, 1999 and September 30, 1998	4
	Statements of Cash Flows — Nine months ended September 30, 1999 and September 30, 1998	5
	Notes to Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	15
SIGNATURES		20

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GALAGEN INC.

BALANCE SHEETS

	September 30, 1999	December 31, 1998
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,445,630	$4,081,733
Available-for-sale securities	499,158	—
Accounts receivable, net of allowance — $24,167 in 1999, $14,020 in 1998	490,074	314,579
Inventory	210,535	303,150
Prepaid expenses	154,530	197,994

Total current assets	3,799,927	4,897,456
Property and equipment	683,612	671,796
Less accumulated depreciation	(367,627)	(270,418)

	315,985	401,378
Other assets	602,417	774,659
Goodwill	122,629	219,847

	725,046	994,506
Total assets	$4,840,958	$6,293,340

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$393,641	$641,922
Other current liabilities	175,184	336,992
Convertible debentures	—	193,333

Total current liabilities	568,825	1,172,247
Commitments
Other long-term liabilities	45,000	45,000
Stockholders' equity:
Preferred stock, $.01 par value:
Authorized shares — 15,000,000
Issued and outstanding shares — none in 1999 and 1998	—	—
Common stock, $.01 par value:
Authorized shares — 40,000,000
Issued and outstanding shares — 10,408,535 in 1999; 8,948,446 in 1998	104,085	89,484
Additional paid-in capital	64,069,760	62,386,292
Accumulated deficit	(59,931,609)	(57,339,283)
Deferred compensation	(15,103)	(60,400)

Total stockholders' equity	4,227,133	5,076,093

Total liabilities and stockholders' equity	$4,840,958	$6,293,340

See accompanying notes.

Note: The balance sheet at December 31, 1998 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

GALAGEN INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	1999	1998	1999	1998
Revenues:
Product sales	$577,613	$160,890	$1,494,392	$173,699
Product licensing, development and royalty revenues	319,220	—	594,416	—

	896,833	160,890	2,088,808	173,699
Operating expenses:
Cost of goods sold	246,620	60,447	635,691	66,852
Selling, general and administrative	838,029	570,281	2,433,314	1,531,499
Product development	426,274	217,326	1,208,528	1,489,388
Depreciation and amortization	157,340	123,894	524,422	530,190

	1,668,263	971,948	4,801,955	3,617,929

Operating loss	(771,430)	(811,058)	(2,713,147)	(3,444,230)
Interest income	35,404	42,928	131,548	235,204
Interest expense	—	(110,751)	(10,727)	(492,725)

Net loss	$(736,026)	$(878,881)	$(2,592,326)	$(3,701,751)

Net loss per share
Basic and Diluted	$(0.07)	$(0.11)	$(0.26)	$(0.46)
Weighted average number of common shares outstanding
Basic and Diluted	10,408,535	8,284,673	9,805,215	8,115,654

See accompanying notes.

GALAGEN INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	1999	1998
Operating activities:
Net loss	$(2,592,326)	$(3,701,751)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, amortization and other noncash	548,565	845,004
Changes in operating assets and liabilities	(448,060)	141,174

Net cash used in operating activities	(2,491,821)	(2,715,573)

Investing activities:
Payment for asset purchase	(113,901)	—
Purchase of property and equipment	(11,816)	(34,178)
Change in available-for-sale securities	(499,158)	5,128,180

Net cash provided (used) by investing activities	(624,875)	5,094,002

Financing activities:
Proceeds from common stock	1,894,689	214,304
Payment for warrant repurchase	(375,000)	—
Net payment on debt	(39,096)	(139,730)

Net cash provided by financing activities	1,480,593	74,574

Increase (decrease) in cash	(1,636,103)	2,453,003
Cash and cash equivalents at beginning of period	4,081,733	155,908

Cash and cash equivalents at end of period	$2,445,630	$2,608,911

Schedule of noncash investing and financing activities:
Conversion of convertible promissory notes, plus related accrued interest, to common stock	$217,475	$1,021,552
Valuation of issued options and warrants	—	62,500
Conversion of note to operating lease	—	1,047,904

See accompanying notes.

GALAGEN INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the audited financial statements and accompanying notes contained in the Annual Report of GalaGen Inc. (the "Company") on Form 10-K for the fiscal year ended December 31, 1998.

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

Investments

    Investments in debt securities with a remaining maturity of more than three months at the date of purchase are classified as available-for-sale securities. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The carrying value of the investments approximates their estimated market value at September 30, 1999. As of September 30, 1999 the investments were corporate commercial paper securities with a contractual maturity of less than one year.

Inventory

    Inventories are stated at the lower of cost or market using the first-in, first-out method. The Company evaluates the need for reserves associated with obsolete inventory as needed. Inventory at September 30, 1999 and December 31, 1998 consisted of the following:

	1999	1998
Finished goods	$54,962	$235,155
Raw materials and supplies	155,573	67,995

	$210,535	$303,150

    In accordance with a July 1999 licensing and distribution agreement between the Company and American Institutional Products, Inc. ("AIP"), now known as Hormel Health Labs ("HHL"), a wholly owned subsidiary of Hormel Foods Corporation, the Company sold their clinical nutrition products inventory to HHL at cost. In August 1999, approximately $384,000 of clinical nutrition finished good inventory was shipped to HHL, and in October 1999 approximately $164,000 of clinical nutrition finished good and raw material inventory was shipped to HHL.

3. Equity Financings

    In April 1999, the Company raised $1,972,500 through the private placement sale of 1,315,000 shares of common stock. The shares sold in the private placement were at an 8% discount to the closing price of the common stock on the Nasdaq Stock Market on the closing date.

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

5. Subsequent Event

    In November 1999, the Company entered into a licensing agreement and a supply agreement with Novartis Consumer Health, Inc. ("Novartis"). The licensing agreement grants a license in certain Proventra technology to Novartis in exchange for a non refundable license fee, additional payments based upon first product sales, royalty payments and milestone payments based upon total product sales. In addition the Company will provide Proventra ingredients to Novartis under the supply agreement.

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

General

    GalaGen's mission is to become the leading presence in foods, beverages and dietary supplements that help enhance the immune system. A critical factor for success of the Company is its immune-enhancing ingredient which has been branded Proventra™ Brand Natural Immune Components ("Proventra"). Proventra is derived from colostrum, the highly nutritious first milk from a dairy cow after its calf is born. The primary components found in Proventra are naturally-occurring broad spectrum antibodies or specialized proteins that enhance the body's own immune system to provide protection against harmful micro-organisms. Additional immune-enhancing components found in Proventra include lactoperoxidase, lactoferrin, growth factors and other substances to bolster the body's resistance. The Company, in conjunction with strategic partners, continues to expand applications for its technology and is developing a portfolio of Proventra-based products that target the needs of consumers and the healthcare market. The Company is working with Land O'Lakes and an independent third party consumer marketing testing firm to develop a yogurt containing Proventra. The Company believes that the future success of a Proventra yogurt product will be enhanced by continuing to follow its strategy of introduction of products through large market leaders. Accordingly, the Company has obtained rights from Land O'Lakes to pursue an alliance with major yogurt manufacturers. The Company is currently exploring alliance relationships with these major companies and any yogurt product introductions will be dependent upon successful completion of a yogurt license agreement.

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

    In July 1999, the Company licensed it's line of critical care nutrition products, previously acquired from NM Holdings, Inc.("NMI"), to HHL, formerly AIP, a wholly-owned subsidiary of Hormel Foods Corporation. The licensing agreement granted HHL worldwide rights to manufacture, distribute, market and sell the Company's clinical nutrition critical care products. Under the terms of the agreement HHL will pay royalties, subject to an annual minimum royalty, to the Company based upon net sales of the specified products. HHL commenced selling the Company's clinical nutrition critical care products on a limited basis in September 1999, and on an exclusive basis effective October 1999.

    In November 1999, the Company entered into a collaborative licensing and supply agreement with Novartis. The Company granted Novartis rights to certain Proventra technology for which the Company will supply the Proventra ingredients (see Note 5 of Notes to Financial Statements).

Results of Operations

For the Three Months ended September 30, 1999 and 1998

    General.  The net loss decreased by $142,855, or 16.3%, for the three months ended September 30, 1999 to $736,026 from $878,881 for the same period in 1998. The decrease was due primarily to increased product sales and product development revenues and reduced interest expense as a result of the debt conversion (see Note 3 of Notes to Financial Statements). Cost of goods sold increased due to increased product sales and selling, marketing and general and administrative expense increased in support of the consumer and clinical nutrition product programs.

    Revenues.  For the three months ended September 30, 1999 revenues consisted of approximately $459,000 of clinical nutrition product sales, approximately $119,000 of consumer product sales and approximately $319,000 from product development and royalty revenues. For the three months ended September 30, 1998 revenues consisted of approximately $141,000 of clinical nutrition product sales and approximately $20,000 from consumer product sales.

    Cost of Goods Sold.  For the three months ended September 30, 1999 and 1998 the increased cost of goods sold due to increased sales was approximately $247,000 and $60,000, respectively.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $267,748, or 47.0%, for the three months ended September 30, 1999 to $838,029 from $570,281 for the third quarter of 1998. The increase of approximately $267,000 is due to increased sales, marketing and personnel expense for the Company's consumer and critical care nutrition products.

    Product Development Expenses.  Expenses for product development increased $208,948, or 96.1%, for the three months ended September 30, 1999 to $426,274 from $217,326 for the three months ended September 30, 1998. In the third quarter of 1998 the Company received $250,000, for return of license rights, which reduced product development expenses.

    Depreciation and Amortization.  Depreciation and amortization for the three months ended September 30, 1999 increased $33,446, or 27.0%, to $157,340 from $123,894 for the same period in 1998. The increase was primarily due to increased intangible asset amortization related to the Company's acquisition of certain assets from NMI.

    Interest Income.  Interest income for the three months ended September 30, 1999 decreased $7,524, or 17.5%, to $35,404 from $42,928 for the same period in 1998. The decrease was primarily attributable to the decreased level of invested funds.

    Interest Expense.  Interest expense was zero for the three months ended September 30, 1999 compared to $110,751 for three months ended September 30, 1998. For the three months ended September 30, 1998, interest expense consisted primarily of amortization of the value of the warrants plus the expense of the discount in connection with the Company's convertible debentures issued in November 1997 which were subsequently converted or paid (see Note 3 of Notes to Financial Statements).

For the Nine Months ended September 30, 1999 and 1998

    General.  The net loss decreased by $1,109,425, or 30.0%, for the nine months ended September 30, 1999 to $2,592,326 from $3,701,751 for the same period in 1998. The decrease was due primarily to increased product sales and product development revenues, decreased product development expense due to the discontinuation of the pharmaceutical program and reduced interest expense as a result of the debt conversion. Cost of goods sold increased due to increased product sales and selling, marketing and general and administrative expense increased in support of the consumer and clinical nutrition product programs.

    Revenues.  For the nine months ended September 30, 1999 revenues consisted of approximately $1,344,000 of clinical nutrition product sales, approximately $151,000 of consumer product sales and approximately $594,000 from product development and royalty revenues. For the nine months ended September 30, 1998 revenues consisted of approximately $141,000 from clinical nutrition product sales and approximately $33,000 of consumer product sales.

    Cost of Goods Sold.  For the nine months ended September 30, 1999 and 1998 the increased cost of goods sold due to increased product sales was approximately $636,000 and $67,000, respectively.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $901,815, or 58.9%, for the nine months ended September 30, 1999 to $2,433,314 from $1,531,499 for the first nine months of 1998. Approximately $848,000 of the increase is due to increased sales, marketing and personnel expense for the Company's consumer and critical care nutrition products, approximately $34,000 of the increase is due to operating lease expenses associated with the Company's June 1998 note payable conversion (see Note 4 of Notes to Financial Statements) and approximately $20,000 of the increase is from increased outside service expense.

    Product Development Expenses.  Expenses for product development decreased $280,860, or 18.9%, for the nine months ended September 30, 1999 to $1,208,528 from $1,489,388 for the same period in 1998. For the nine months ended September 30, 1999 research and personnel expenses associated with the product development programs decreased approximately $394,000 and expenses associated with the Company's terminated pharmaceutical products program decreased approximately $305,000. These decreases were offset by increased pilot plant operating lease expense of approximately $168,000. For the nine months ended September 30, 1998 the Company received $250,000, for return of license rights, which reduced product development expenses.

    Depreciation and Amortization.  Depreciation and amortization for the nine months ended September 30, 1999 decreased $5,768, or 1.1%, to $524,422 from $530,190 for the same period in 1998. The decrease was primarily due to decreased depreciation expense related to the Company's operating lease conversion (see Note 4 of Notes to Financial Statements) partially offset by increased intangible asset amortization related to the Company's acquisition of certain assets from NMI.

    Interest Income.  Interest income for the nine months ended September 30, 1999 decreased $103,656, or 44.1%, to $131,548 from $235,204 for the same period in 1998. The decrease was primarily attributable to the decreased level of invested funds.

    Interest Expense.  Interest expense decreased $481,998, or 97.8%, for the nine months ended September 30, 1999 to $10,727 from $492,725 for the nine months ended September 30, 1998. For the nine months ended September 30, 1998, interest expense consisted primarily of amortization of the value of the warrants plus the value of the discount in connection with the Company's convertible debentures issued in November 1997, which were subsequently converted or paid (see Note 3 of Notes to Financial Statements), and interest expense associated with the Company's note payable (see Note 4 of Notes to Financial Statements).

Liquidity and Capital Resources

    Cash used in operating activities decreased by $223,752, or 8.2%, for the nine months ended September 30, 1999 to $2,491,821 from $2,715,573 for the same period in 1998. Cash used in operations for the nine months ended September 30, 1999 was used primarily to fund operating losses, as well as repayment of current obligations. In August 1999 the Company sold, and HHL paid for, finished goods inventory valued at a cost of approximately $384,000. Cash used in operations for the same period in 1998 was used primarily to fund operating losses.

    For the nine months ended September 30, 1999, the Company invested $499,158 in available-for-sale securities, $113,901 in purchased product development technology and $11,816 in computer equipment and manufacturing equipment in support of Company operations. For the same period in 1998, the Company redeemed $5,128,180 of its available-for-sale securities and invested $34,178 in equipment related to the Company's pilot plant manufacturing facility.

    In April 1999, the Company completed the sale of newly issued common stock that resulted in $1,972,500 of private placement funding. The stock was sold at $1.50 per share. Also in April 1999, the Company repurchased three warrants that were initially granted to Chiron Corporation in March 1995 for $375,000.

    The Company anticipates that its existing resources and interest thereon will be sufficient to satisfy its anticipated cash requirements through approximately the fourth quarter of 2000.* The Company's working capital and capital requirements will depend upon numerous factors, including revenue from product sales, the progress of the Company's market research, product development and ability to obtain partners with the appropriate manufacturing, sales, distribution and marketing capabilities.* The Company's capital requirements also will depend on the levels of resources devoted to the development of manufacturing capabilities, technological advances, the status of competitive products and the ability of the Company to establish partners or strategic alliances to provide funding to the Company for certain manufacturing, sales, product development and marketing activities.*

    The Company expects to incur substantial additional marketing expense and product development expense.* Capital expenditures may be necessary to establish additional commercial scale manufacturing facilities.* The Company will need to raise substantial additional funds for longer-term product and marketing activities that may be required in the future. The Company's ability to continue funding its planned operations beyond the fourth quarter of 2000 is dependent upon its ability to generate product revenues or to obtain additional funds through equity or debt financing, strategic alliances, license agreements or from other financing sources.* A lack of adequate revenues or funding could eventually result in the insolvency or bankruptcy of the Company.* At a minimum, if adequate funds are not available, the Company may be required to delay or to eliminate expenditures for certain of its product development efforts or to license to third parties the rights to commercialize products or technologies that it would otherwise seek to develop itself.* Because of the Company's significant long-term capital requirements, it may seek to raise funds when conditions are favorable, even if the Company does not have an immediate need for such additional capital at such time.* If the Company has not raised funds prior to when its needs for funding become immediate, the Company may be forced to raise funds when conditions are unfavorable, which could result in significant dilution for current stockholders.*

Year 2000 Issues

    The Company began the process of assessing its risks associated with Year 2000 date conversion in 1998. This assessment included three main areas:

  •
  the Company's Information Technology hardware and software applications and

  •
  manufacturing facilities and

  •
  external third party business partners or suppliers.

    The Company concluded that the Year 2000 risk was focused mainly in the area of its business computer hardware and computer software applications. The Company has addressed Year 2000 risks by:

  •
  installing new network server hardware and software, specifically for its accounting applications and office network. This remediation process was completed with total costs of approximately $60,000. The manufacturers of the hardware and software have stated that these products are Year 2000 compliant. In planning for the worst case scenarios, the Company has addressed this issue in its plan. The Company believes that its hardware and software systems for its business will be operational for Year 2000, but it may experience isolated incidences of non-compliance.*

  •
  identifying its key business partners and suppliers and assessing their readiness for Year 2000 to mitigate the risk to the Company if they are not Year 2000 compliant. The Company also recognizes the risks from other key suppliers if utilities, communications, banking and government are not ready for Year 2000, but does not believe the Company will be materially adversely impacted.*

    The Company's manufacturing facility, completed and operational in mid-1997, has been Year 2000 compliant since inception. The most reasonably likely worst case scenario would be the inability of the Company to have its recently licensed critical care nutrition products manufactured and distributed on a timely basis, which could result in decreased royalty revenue for the Company.

Disclosure Regarding Forward-Looking Statements

    This Form 10-Q for the nine months ended September 30, 1999 contains certain forward-looking statements within the meaning of Section 21E of the Exchange Act. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. When used in this Form 10-Q, the words "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. Although the Company believes these statements are reasonable, readers of this Form 10-Q should be aware that actual results could differ materially from those projected by such forward-looking statements as a result among other things of the risk factors listed below and set forth in the Company's Annual Report on Form 10-K for 1998 ("Form 10-K") under the caption "Risk Factors." Readers of this Form 10-Q should consider carefully the factors listed below and under the caption "Risk Factors" in the Company's Form 10-K, as well as the other information and data contained in this Form 10-Q. The Company cautions the reader, however, that such factors under the caption "Risk Factors" in the Company's Form 10-K may not be exhaustive and that those or other factors, many of which are outside of the Company's control, could have a material adverse effect on the Company and its results of operations. Factors that could cause actual results to differ include, without limitation, the Company's ability to achieve a profitable level of operations, to generate sufficient working capital and obtain necessary financing to meet capital requirements, loss of Nasdaq Stock Market listing, the Company's ability to form strategic alliances with product development, marketing and distribution partners, the Company's exposure to product liability claims, delays or high costs in product development, consumers' perception of product safety and quality, the Company's reliance on flawed market research, potential competitors that are larger and financially stronger, the Company's ability to receive regulatory approval for its products, the Company's ability to manufacture an acceptable product on a commercial scale and risks associated with the Year 2000 computer issue. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth hereunder and under the caption "Risk Factors" in the Company's Form 10-K.

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

    Our ability to achieve profitable operations depends in large part on:

  •
  entering into agreements to develop products and establish markets for those products; and

  •
  timely introduction of products containing Proventra.

    We cannot be sure we will be successful in ever achieving either result. We have experienced significant operating losses in each year since our inception in 1987. We have an accumulated deficit of almost $60 million as of September 30, 1999. We may continue to lose money in the future.

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

  •
  our spending on marketing activities, including clinical marketing trials;

  •
  our progress in finding partners to help us develop products and market those products;

  •
  the willingness and ability of our partners to provide funding for our activities;

  •
  our spending on product development programs;

  •
  the rate of technological advances in the production of our products;

  •
  our spending on facilities, equipment and personnel to make our products; and

  •
  the status of competitive products.

    Our long-term ability to continue funding our planned operations depends on our ability to obtain additional funds through:

  •
  product revenues;

  •
  equity or debt financing;

  •
  finding partners to help us develop products and market those products;

  •
  license agreements; or

  •
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

    We are relying on collaborations with larger, more established companies to develop and market products containing Proventra. Our or our collaborators' inability to bring products to market could have a material adverse effect on our business and financial condition. We anticipate that products containing Proventra will be introduced in particular markets in the remainder of 1999 through collaborations we have established with other companies. However, introduction of these products to test markets on schedule depends on our ability and our collaborators' ability to accomplish the following:

  •
  finalize market research;

  •
  finalize product development;

  •
  establish product manufacturing;

  •
  initiate marketing, sales and distribution activities related to our products; and

  •
  provide the funding necessary to accomplish these activities.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits

Exhibit No.	Description	Method of Filing

3.1	Intentionally left blank.
3.2	Restated Certificate of Incorporation of the Company.(3)	Incorporated By Reference
3.3	Intentionally left blank.
3.4	Restated Bylaws of the Company.(1)	Incorporated By Reference
4.1	Specimen Common Stock Certificate.(1)	Incorporated By Reference
4.2-4.5	Intentionally left blank.
4.6	Form of Common Stock Warrant to purchase shares of Common Stock of the Company, issued in connection with the sale of Convertible Promissory Notes.(1)	Incorporated By Reference
4.7-4.10	Intentionally left blank.
4.11	Warrant to purchase 18,250 shares of Common Stock of the Company issued to IAI Investment Funds VI, Inc. (IAI Emerging Growth Fund), dated January 30, 1996.(1)	Incorporated By Reference
4.12	Warrant to purchase 6,250 shares of Common Stock of the Company issued to IAI Investment Funds IV, Inc. (IAI Regional Fund), dated January 30, 1996.(1)	Incorporated By Reference
4.13	Warrant to purchase 25,000 shares of Common Stock of the Company issued to John Pappajohn, dated February 2, 1996.(1)	Incorporated By Reference
4.14	Warrant to purchase 25,000 shares of Common Stock of the Company issued to Edgewater Private Equity Fund, L.P., dated February 2, 1996.(1)	Incorporated By Reference
4.15	Warrant to purchase 10,000 shares of Common Stock of the Company issued to Joseph Giamenco, dated February 2, 1996.(1)	Incorporated By Reference
4.16	Warrant to purchase 25,000 shares of Common Stock of the Company issued to Gus A. Chafoulias, dated February 2, 1996.(1)	Incorporated By Reference
4.17	Warrant to purchase 25,000 shares of Common Stock of the Company issued to JIBS Equities, dated February 2, 1996.(1)	Incorporated By Reference
4.18	Warrant to purchase 25,000 shares of Common Stock of the Company issued to Land O'Lakes, Inc., dated February 2, 1996.(1)	Incorporated By Reference
4.19	6% Convertible Debenture Purchase Agreement dated November 18, 1997 among the Company and the Purchasers named therein.(8)	Incorporated By Reference
4.20	Registration Rights Agreement dated November 18, 1997 among the Company and the Holders named therein.(9)	Incorporated By Reference
4.21-4.23	Intentionally left blank.
4.24	Stock Purchase Warrant issued to CPR (USA) Inc. dated November 18, 1997.(13)	Incorporated By Reference
4.25	Stock Purchase Warrant issued to Libertyview Plus Fund dated November 18, 1997.(14)	Incorporated By Reference
4.26	Stock Purchase Warrant issued to Libertyview Fund, LLC dated November 18, 1997.(15)	Incorporated By Reference
4.27	Warrant issued to CLARCO Holdings dated as of December 1, 1997.(16)	Incorporated By Reference
4.28	Warrant issued to CLARCO Holdings dated as of December 1, 1997.(17)	Incorporated By Reference
4.29	Intentionally left blank.
4.30	Warrant issued to Henry J. Cardello dated as of April 13, 1998. (20)	Incorporated By Reference
4.31	Warrant issued to Henry J. Cardello dated as of April 30, 1998. (20)	Incorporated By Reference
4.32	Warrant issued to Henry J. Cardello dated as of June 19, 1998. (20)	Incorporated By Reference
4.33	Warrant issued to William Young and Rebecca Young dated as of August 12, 1998.(24)	Incorporated By Reference
4.34	Warrant issued to Henry J. Cardello dated as of September 30, 1998.(24)	Incorporated By Reference
4.35	Warrant issued to American Home Products Corporation dated as of October 15, 1998.(24)	Incorporated By Reference
4.36	Form of Registration Rights Agreement dated April 20, 1999.(25)	Incorporated By Reference
4.37	Subscription Agreement and Investment Letter dated April 20, 1999 (Lombard Odier & Cie).(26)	Incorporated By Reference
4.38	Subscription Agreement and Investment Letter dated April 20, 1999 (H. Leigh Severance).(27)	Incorporated By Reference
4.39	Subscription Agreement and Investment Letter dated April 20, 1999 (H. L. Severance, Inc. Profit Sharing Plan and Trust).(28)	Incorporated By Reference
4.40	Subscription Agreement and Investment Letter dated April 20, 1999 (H. L. Severance, Inc. Pension Plan and Trust).(29)	Incorporated By Reference
4.41	Subscription Agreement and Investment Letter dated April 20, 1999 (Winston R. Wallin).(30)	Incorporated By Reference
#10.1	License Agreement between the Company and Land O'Lakes dated May 7, 1992.(1)	Incorporated By Reference
#10.2	Royalty Agreement between the Company and Land O'Lakes dated May 7, 1992.(1)	Incorporated By Reference
10.3	Intentionally left blank.
10.4	Master Services Agreement between the Company and Land O'Lakes dated May 7, 1992.(1)	Incorporated By Reference
*10.5	GalaGen Inc. 1992 Stock Plan, as amended.(5)	Incorporated By Reference
10.6-10.7	Intentionally left blank.
#10.8	License and Collaboration Agreement between the Company and Chiron Corporation dated March 20, 1995.(1)	Incorporated By Reference
*10.9	GalaGen Inc. Employee Stock Purchase Plan, as amended.(2)	Incorporated By Reference
10.10-10.11	Intentionally left blank.
10.12	Master Equipment Lease between the Company and Cargill Leasing Corporation, dated June 6, 1996.(2)	Incorporated By Reference
10.13	Agreement for Progress Payments between the Company and Cargill Leasing Corporation, dated June 6, 1996.(2)	Incorporated By Reference
10.14	Agreement for Lease between the Company and Land O'Lakes, dated June 3, 1996.(2)	Incorporated By Reference
10.15-10.18	Intentionally left blank.
*10.19	GalaGen Inc. Annual Short Term Incentive Cash Compensation Plan.(4)	Incorporated By Reference
*10.20	GalaGen Inc. Annual Long Term Incentive Stock Option Compensation Plan.(4)	Incorporated By Reference
*10.21	GalaGen Inc. 1997 Incentive Plan.(6)	Incorporated By Reference
10.22	Master Loan and Security Agreement with TransAmerica Business Credit Corporation dated June 8, 1997.(7)	Incorporated By Reference
10.23	Amended and Restated License Agreement between the Company and Land O'Lakes dated March 11, 1998.(19)	Incorporated By Reference
#10.24	License Agreement between the Company and Metagenics, Inc. dated April 7, 1998.(20)	Incorporated By Reference
10.25	Intentionally left blank.
10.26	Asset Purchase Agreement between the Company and Nutrition Medical, Inc., dated September 1, 1998.(21)	Incorporated By Reference
10.27	Intentionally left blank.
10.28	Asset Purchase Agreement Amendment 1 between the Company and Nutrition Medical, Inc., dated October 28, 1998.(22)	Incorporated By Reference
10.29	Asset Purchase Agreement Amendment 2 between the Company and Nutrition Medical, Inc., dated December 23, 1998.(23)	Incorporated By Reference
#10.30	Collaboration and License Agreement between the Company and American Home Products Corporation acting through its Wyeth-Ayerst Laboratories Division, dated October 15, 1998.(24)	Incorporated By Reference
#10.31	Manufacturing and Supply Agreement between the Company and American Home Products Corporation acting through its Wyeth-Ayerst Laboratories Division dated October 15, 1998.(24)	Incorporated By Reference
#10.32	Product Development Collaboration, Manufacturing and Supply, and Retail Marketing Agreement between the Company and General Nutrition Corporation, dated December 22, 1998.(24)	Incorporated By Reference
*10.33	Letter agreement with Henry J. Cardello, dated January 1, 1999.(31)	Incorporated By Reference
10.34	Repurchase Agreement by and between GalaGen Inc. and Chiron Corporation, dated April 1, 1999.(31)	Incorporated By Reference
#10.35	Licensing and Distribution Agreement by and between GalaGen Inc. and American Institutional Products, Inc., dated March 15, 1999.(31)	Incorporated By Reference
*10.36	Letter agreement with Frank L. Kuhar, dated June 3, 1999.	Electronic Transmission
10.37	Licensing and distribution agreement between GalaGen Inc. and American Institutional Products, Inc., dated July 15, 1999.	Electronic Transmission
27.1	Financial Data Schedule for the nine months ended September 30, 1999.	Electronic Transmission

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
Intentionally not used.

(11)
Intentionally not used.

(12)
Intentionally not used.

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

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.

#
Contains portions for which confidential treatment has been granted to the Company.

(b)
Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended September 30, 1999.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GalaGen Inc.
(Registrant)
Date:	November 15, 1999	By:	/s/ ROBERT A. HOERR

Robert A. Hoerr, Chairman and Chief Executive Officer (Principal Executive Officer)
Date:	November 15, 1999	By:	/s/ FRANK L. KUHAR
Frank L. Kuhar Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description	Method of Filing

3.1	Intentionally left blank.
3.2	Restated Certificate of Incorporation of the Company.(3)	Incorporated By Reference
3.3	Intentionally left blank.
3.4	Restated Bylaws of the Company.(1)	Incorporated By Reference
4.1	Specimen Common Stock Certificate.(1)	Incorporated By Reference
4.2-4.5	Intentionally left blank.
4.6	Form of Common Stock Warrant to purchase shares of Common Stock of the Company, issued in connection with the sale of Convertible Promissory Notes.(1)	Incorporated By Reference
4.7-4.10	Intentionally left blank.
4.11	Warrant to purchase 18,250 shares of Common Stock of the Company issued to IAI Investment Funds VI, Inc. (IAI Emerging Growth Fund), dated January 30, 1996.(1)	Incorporated By Reference
4.12	Warrant to purchase 6,250 shares of Common Stock of the Company issued to IAI Investment Funds IV, Inc. (IAI Regional Fund), dated January 30, 1996.(1)	Incorporated By Reference
4.13	Warrant to purchase 25,000 shares of Common Stock of the Company issued to John Pappajohn, dated February 2, 1996.(1)	Incorporated By Reference
4.14	Warrant to purchase 25,000 shares of Common Stock of the Company issued to Edgewater Private Equity Fund, L.P., dated February 2, 1996.(1)	Incorporated By Reference
4.15	Warrant to purchase 10,000 shares of Common Stock of the Company issued to Joseph Giamenco, dated February 2, 1996.(1)	Incorporated By Reference
4.16	Warrant to purchase 25,000 shares of Common Stock of the Company issued to Gus A. Chafoulias, dated February 2, 1996.(1)	Incorporated By Reference
4.17	Warrant to purchase 25,000 shares of Common Stock of the Company issued to JIBS Equities, dated February 2, 1996.(1)	Incorporated By Reference
4.18	Warrant to purchase 25,000 shares of Common Stock of the Company issued to Land O'Lakes, Inc., dated February 2, 1996.(1)	Incorporated By Reference
4.19	6% Convertible Debenture Purchase Agreement dated November 18, 1997 among the Company and the Purchasers named therein.(8)	Incorporated By Reference
4.20	Registration Rights Agreement dated November 18, 1997 among the Company and the Holders named therein.(9)	Incorporated By Reference
4.21-4.23	Intentionally left blank.
4.24	Stock Purchase Warrant issued to CPR (USA) Inc. dated November 18, 1997.(13)	Incorporated By Reference
4.25	Stock Purchase Warrant issued to Libertyview Plus Fund dated November 18, 1997.(14)	Incorporated By Reference
4.26	Stock Purchase Warrant issued to Libertyview Fund, LLC dated November 18, 1997.(15)	Incorporated By Reference

Exhibit No.	Description	Method of Filing

4.27	Warrant issued to CLARCO Holdings dated as of December 1, 1997.(16)	Incorporated By Reference
4.28	Warrant issued to CLARCO Holdings dated as of December 1, 1997.(17)	Incorporated By Reference
4.29	Intentionally left blank.
4.30	Warrant issued to Henry J. Cardello dated as of April 13, 1998. (20)	Incorporated By Reference
4.31	Warrant issued to Henry J. Cardello dated as of April 30, 1998. (20)	Incorporated By Reference
4.32	Warrant issued to Henry J. Cardello dated as of June 19, 1998. (20)	Incorporated By Reference
4.33	Warrant issued to William Young and Rebecca Young dated as of August 12, 1998.(24)	Incorporated By Reference
4.34	Warrant issued to Henry J. Cardello dated as of September 30, 1998.(24)	Incorporated By Reference
4.35	Warrant issued to American Home Products Corporation dated as of October 15, 1998.(24)	Incorporated By Reference
4.36	Form of Registration Rights Agreement dated April 20, 1999.(25)	Incorporated By Reference
4.37	Subscription Agreement and Investment Letter dated April 20, 1999 (Lombard Odier & Cie).(26)	Incorporated By Reference
4.38	Subscription Agreement and Investment Letter dated April 20, 1999 (H. Leigh Severance).(27)	Incorporated By Reference
4.39	Subscription Agreement and Investment Letter dated April 20, 1999 (H. L. Severance, Inc. Profit Sharing Plan and Trust).(28)	Incorporated By Reference
4.40	Subscription Agreement and Investment Letter dated April 20, 1999 (H. L. Severance, Inc. Pension Plan and Trust).(29)	Incorporated By Reference
4.41	Subscription Agreement and Investment Letter dated April 20, 1999 (Winston R. Wallin).(30)	Incorporated By Reference
#10.1	License Agreement between the Company and Land O'Lakes dated May 7, 1992.(1)	Incorporated By Reference
#10.2	Royalty Agreement between the Company and Land O'Lakes dated May 7, 1992.(1)	Incorporated By Reference
10.3	Intentionally left blank.
10.4	Master Services Agreement between the Company and Land O'Lakes dated May 7, 1992.(1)	Incorporated By Reference
*10.5	GalaGen Inc. 1992 Stock Plan, as amended.(5)	Incorporated By Reference
10.6-10.7	Intentionally left blank.
#10.8	License and Collaboration Agreement between the Company and Chiron Corporation dated March 20, 1995.(1)	Incorporated By Reference
*10.9	GalaGen Inc. Employee Stock Purchase Plan, as amended. (2)	Incorporated By Reference

Exhibit No.	Description	Method of Filing

10.10-10.11	Intentionally left blank.
10.12	Master Equipment Lease between the Company and Cargill Leasing Corporation, dated June 6, 1996. (2)	Incorporated By Reference
10.13	Agreement for Progress Payments between the Company and Cargill Leasing Corporation, dated June 6, 1996.(2)	Incorporated By Reference
10.14	Agreement for Lease between the Company and Land O'Lakes, dated June 3, 1996.(2)	Incorporated By Reference
10.15-10.18	Intentionally left blank.
*10.19	GalaGen Inc. Annual Short Term Incentive Cash Compensation Plan.(4)	Incorporated By Reference
*10.20	GalaGen Inc. Annual Long Term Incentive Stock Option Compensation Plan.(4)	Incorporated By Reference
*10.21	GalaGen Inc. 1997 Incentive Plan.(6)	Incorporated By Reference
10.22	Master Loan and Security Agreement with TransAmerica Business Credit Corporation dated June 8, 1997.(7)	Incorporated By Reference
10.23	Amended and Restated License Agreement between the Company and Land O'Lakes dated March 11, 1998.(19)	Incorporated By Reference
#10.24	License Agreement between the Company and Metagenics, Inc. dated April 7, 1998.(20)	Incorporated By Reference
10.25	Intentionally left blank.
10.26	Asset Purchase Agreement between the Company and Nutrition Medical, Inc., dated September 1, 1998.(21)	Incorporated By Reference
10.27	Intentionally left blank.
10.28	Asset Purchase Agreement Amendment 1 between the Company and Nutrition Medical, Inc., dated October 28, 1998.(22)	Incorporated By Reference
10.29	Asset Purchase Agreement Amendment 2 between the Company and Nutrition Medical, Inc., dated December 23, 1998.(23)	Incorporated By Reference
#10.30	Collaboration and License Agreement between the Company and American Home Products Corporation acting through its Wyeth-Ayerst Laboratories Division, dated October 15, 1998.(24)	Incorporated By Reference
#10.31	Manufacturing and Supply Agreement between the Company and American Home Products Corporation acting through its Wyeth-Ayerst Laboratories Division dated October 15, 1998.(24)	Incorporated By Reference
#10.32	Product Development Collaboration, Manufacturing and Supply, and Retail Marketing Agreement between the Company and General Nutrition Corporation, dated December 22, 1998.(24)	Incorporated By Reference
*10.33	Letter agreement with Henry J. Cardello, dated January 1, 1999.(31)	Incorporated By Reference
10.34	Repurchase Agreement by and between GalaGen Inc. and Chiron Corporation, dated April 1, 1999.(31)	Incorporated By Reference
#10.35	Licensing and Distribution Agreement by and between GalaGen Inc. and American Institutional Products, Inc., dated March 15, 1999.(31)	Incorporated By Reference

Exhibit No.	Description	Method of Filing

*10.36	Letter agreement with Frank L. Kuhar, dated June 3, 1999.	Electronic Transmission
10.37	Licensing and distribution agreement between GalaGen Inc. and American Institutional Products, Inc., dated July 15, 1999.	Electronic Transmission
27.1	Financial Data Schedule for the nine months ended September 30, 1999.	Electronic Transmission

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
Intentionally not used.

(11)
Intentionally not used.

(12)
Intentionally not used.

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

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.

#
Contains portions for which confidential treatment has been granted to the Company.

QuickLinks

INDEX GALAGEN INC.
GALAGEN INC. STATEMENTS OF OPERATIONS (Unaudited)
GALAGEN INC. STATEMENTS OF CASH FLOWS (Unaudited)

GALAGEN INC. NOTES TO FINANCIAL STATEMENTS (Unaudited)
SIGNATURES
Exhibit Index