Form 10-K405
period 1999-12-31
GALAGEN INC
filed 2000-03-30
CIK 889872

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

/x/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1999

or

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                to                .

Commission file number 0-27976

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 10, 2000 was $27,642,080, based on the closing sale price for the Common Stock on that date as reported by The Nasdaq Stock Market. For purposes of determining such aggregate market value, all officers, and directors of the registrant are considered to be affiliates of the registrant, as well as stockholders holding 10% or more of the outstanding Common Stock as reflected on Schedules 13D or 13G filed with the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

    As of March 10, 2000 the registrant had 10,493,962 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement dated for the annual meeting of stockholders to be held on May 23, 2000 and the Annual Report to Stockholders for the year ended December 31, 1999 are incorporated by reference in Parts II, III and IV of this Annual Report on Form 10-K. (The Compensation Committee Report and the stock performance graph contained in the registrant's Proxy Statement are expressly not incorporated by reference in this Form 10-K).

PART I

Item 1. Business

Forward-Looking Statements

    The information presented in this Annual Report on Form 10-K under the headings "Item 1. Business" and "Item 2. Properties" and incorporated by reference under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to risks and uncertainties, including those discussed under "Risk Factors" below beginning on page 14 of this Annual Report on Form 10-K, that could cause actual results to differ materially from those projected. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements. Certain forward-looking statements are indicated below by an asterisk.

Introduction

    GalaGen Inc. ("GalaGen" or the "Company"), was incorporated in 1992 as a successor to a wholly-owned subsidiary of Land O'Lakes, Inc. ("Land O'Lakes") which was incorporated in 1987. GalaGen's mission is to become the leading presence in foods, beverages and dietary supplements that help enhance the immune system and take advantage of all of the benefits offered by colostrum.* To accomplish this mission, the Company is focusing its efforts on channels that demand immune-enhancing benefits in certain segments of the consumer food and beverage product markets and in certain segments of the clinical nutrition products markets, as described below.

    A critical factor for success of the Company is its immune-enhancing ingredient, which is derived from colostrum, the highly nutritious first milk from a dairy cow after its calf is born, which has been branded Proventra™ Brand Natural Immune Components ("Proventra").* The primary immune-enhancing components of Proventra are antibodies, which are proteins that enhance the body's immune system to protect against harmful pathogens. Secondary immune-enhancing components of Proventra providing further disease resistance are proteins, such as lactoferrin, and multiple vitamins and minerals.

    The Company believes it is in a position of strategic advantage with its ingredient, Proventra, as follows:

      Access to Colostrum.  The Company has access to the Land O'Lakes dairy system. This dairy system has approximately 750,000 cows, from which the Company receives its supply of colostrum. These cows are located primarily in the upper Midwest and both the East and West coasts.

      Proprietary Manufacturing Procedures.  The Company has patented, proprietary manufacturing processes that are used to concentrate antibodies from the colostrum. Standard dairy processing techniques destroy the activity of most of the antibodies present in milk and colostrum, whereas the Company's processing retains the antibody's effectiveness.

      Ingredient Patent Protection.  GalaGen holds exclusive patent licenses that prevent potential competitors from combining antibodies with dietary fibers or antibodies with active cultures (probiotics). The licenses provide the Company with a high degree of competitive insulation in addition to establishing the Company as an innovator.*

      Ability to Address Multiple Health Conditions.  Using its proprietary immunization technologies, including the use of immune system stimulating adjuvants, the Company can produce antibodies in the cow that target specific pathogens that may cause problems in the human gastrointestinal ("GI") tract, including bacteria and their toxins, parasites, fungi and viruses. This technology increases by many fold a dairy cow's natural production of these targeted antibodies in its colostrum and can be utilized to enhance the body's normal immune response. In addition targeted colostrum can benefit women's health, kids' health, oral care and sports muscle rejuvenation.

    The Company is developing, in conjunction with strategic partners, a portfolio of proprietary consumer and clinical nutritional food and beverage products which will incorporate Proventra.* Additionally, the Company is supplying Proventra as an ingredient to food companies for incorporation into dietary supplements or other similar products. These products will target needs of both consumers and healthcare professionals.*

    In December 1998, the Company acquired Nutrition Medical, Inc.'s ("NMI") developed line of critical care enteral nutrition products and formulas. The products are sold to the hospital and home healthcare industries through a license agreement with Hormel Health Labs, a subsidiary of Hormel Foods Corporation. The Company is researching ways in which to incorporate certain of its immune-enhancing ingredients into selected products acquired from NMI to provide additional proprietary protection and added benefits that are not currently available in that market segment.* Additionally, Glutasorb™, one of the acquired products, has its own immune-enhancing ingredient, glutamine, already in the product.*

Background

Immune-Enhancing Technology

    GalaGen offers comprehensive immune support via passive and active mechanisms. In particular, passive immunity consists of using antibodies produced by one individual or animal to provide immune protection in another individual. Dairy cows provide antibodies to their calves through the colostrum, which is the milk produced during the first several days of lactation. The concentration of antibodies in colostrum is many times higher than the normal concentration in milk. Through their natural exposure to the environment, cows have developed antibodies that recognize and bind to many human pathogens. Clinical studies performed by GalaGen and others have proven that the antibodies are not destroyed by passage through the gastrointestinal tract, and they remain functionally active against these undesirable organisms.

Functional Food and Nutraceutical Products

    The Company believes that its immune-enhancing technology lends itself to the creation of food products or dietary supplements, for both consumer and clinical food and beverage markets, with health claims, often called "functional foods" or "nutraceuticals".* The Company further believes that the inclusion of Proventra in functional foods or nutraceuticals, along with including other components such as active cultures (probiotics) and dietary soluble fiber for which the Company has licensed certain patents, provide important benefits and competitive advantages, including (i) a unique immune-enhancing system that works instantly, (ii) a fit with consumer needs, (iii) no known drug interactions or toxicity and (iv) a safe, proven means to enhance the body's natural resistance.*

    Functional foods and nutraceuticals have been defined as foods which provide benefits beyond their nutritional value. While there is not a regulatory definition for the terms "functional food" or "nutraceutical", these terms are widely used in the marketplace. The Company believes that the enactment by Congress of the Nutrition Labeling and Education Act ("NLEA") in 1990 and the Dietary Supplement Health and Education Act ("DSHEA") in 1994 established the framework for the regulatory process for marketing foods or dietary supplements with health benefits. NLEA permits certain health claims related to the food's ability to reduce the risk of certain diseases. DSHEA permits such products to bear "structure-function" claims related to how the product affects the structure or function of the body, and such claims do not require Food and Drug Administration ("FDA") review or approval, but must be supported by scientific evidence. The Company believes that the incorporation of Proventra in foods or dietary supplements would add benefits to these products, particularly since there is a significant amount of scientific data to support the benefits of colostrum.*

    According to the Nutrition Business Journal, a competitive-market analysis publication, the market for nutraceutical or functional food beverages, into which the Company's Proventra could be incorporated, now approaches $30 billion with the market segment for immunity benefits alone estimated at between $3 and $4.5 billion. The Company believes that this significant market size is due to a number of factors, including (i) increased interest in healthier lifestyles, (ii) the publication of research findings supporting the positive health effects of certain nutritional supplements and (iii) the aging of the "Baby Boom" generation combined with the tendency of consumers to purchase more nutritional supplements as they age.*

Critical Care Products

    Critically ill or severely injured patients are often unlikely to consume adequate nutrients, which can exacerbate a patient's condition, cause complications and prolong hospital stays. Total enteral nutrition delivers, often via specialized pumps, formulations of protein, carbohydrates, fat and vitamins via feeding tubes directly into the patient's intestinal tract. Unless nearly all of the intestinal tract is missing or nonfunctional, most patients can be fed via this enteral route. One application of enteral nutrition is in the treatment of critical care patients. The largest single category of total enteral nutrition products used in critical care are products that contain unique protein sources referred to as "elemental." Unlike long-term care formulas that contain "whole protein," which must be digested before it can be absorbed and utilized by the patient, elemental formulas contain predigested protein or free amino acids that offer immediately available nutrition because little or no digestion is required. All of the Company's recently licensed critical care nutrition products are elemental formulas. The critical care nutrition formula market is currently dominated by a small number of established manufacturers of national brands, each of which focuses on particular segments of the market. These manufacturers include Ross Laboratories, a division of Abbott Laboratories ("Ross Laboratories"), Mead Johnson Nutritionals, a Bristol-Myers Squibb Company ("Mead Johnson"), Novartis, formerly known as Sandoz Corp. ("Novartis"), Nestlé Ltd ("Nestlé"), formerly known as Clintec Nutrition Co., and B. Braun/McGaw Inc. ("B.Braun"). In an effort to grow its critical care business aggressively and to take advantage of the synergies a larger organization can bring to the distribution of these products, the Company licensed its clinical nutrition business to Hormel Health Labs under a technology licensing arrangement.* The arrangement provides the Company with a guaranteed royalty based upon operations of the business. The Company is also researching ways in which to incorporate certain of its immune-enhancing ingredients into selected critical care products to provide additional proprietary protection and added benefits that are not currently available in that market segment.*

Business Strategy

    GalaGen has determined to focus on two market segments to optimally capitalize on its immune-enhancing capabilities: (i) functional food and nutraceutical products and (ii) critical care products.* The emphasis on the first market will yield consumer food, beverage and supplement products containing Proventra, and other immune components, in grocery and health food stores.* The emphasis on the second market will yield products for hospitals, nursing homes and home healthcare that may contain Proventra or other immune-enhancing ingredients.* The Company will utilize relationships and collaborations with strategic partners to deliver these products to the marketplace.*

    Nutritional consumer food and beverage product categories that the Company is focusing on include cereals, water, juices, sports drinks, yogurts, bars, supplements and cheeses.* The Company is working with and securing future large potential partners in these categories to introduce its Proventra immune components into consumer products.* The Company believes that it can utilize the significant distribution and marketing capabilities of its partners to successfully brand its products and generate future revenue.*

    The following strategic partner agreements are currently in place to market and develop new Proventra products:

Consumer Food, Beverage and Supplement Products

  Novartis Consumer Health

    In October of 1999, the Company entered into an exclusive worldwide licensing agreement that grants Novartis the rights to develop, market and distribute certain products based on Proventra Natural Immune Components and other proprietary colostrum technologies. The agreement provides the Company with a license fee, royalty payments on products sold containing Proventra, supply revenue for sale of Proventra to Novartis and milestone revenues based on product revenue targets.

  General Nutrition Corporation

    In December 1998, the Company entered into an agreement with General Nutrition Corporation ("GNC"). Under this agreement, the Company and GNC will develop and market a range of immune-boosting dietary supplements and sports nutrition formulas for specialized retail and mass-market retail channels using certain proprietary formulations of Proventra.* The Company will sell its Proventra to General Nutrition Products, Inc. ("GNP"), the manufacturing company of GNC, for incorporation into the products for exclusive distribution and retail marketing in North America by GNC, its affiliates, franchisees and certain other stores in mass market channels.* The agreement calls for GNC to maintain minimum sales requirements for both the specialty retail and mass market channels for exclusivity to continue. The first product introduced during the second half of 1999 was a tablet supplement called Proventra, which is distributed through GNC and Rite-Aid Drugstores.

  Tropicana

    In March 1999, the Company entered into an agreement with Tropicana Products, Inc., a division of PepsiCo Inc. Under the agreement, the two companies are exploring development of nutritious beverages for the health-conscious consumer. Subsequent to the expiration of the exploratory agreement in December 1999, the Company and Tropicana are continuing to work together on various potential products.

  Land O'Lakes

    During 1999, the Company secured the rights to make a yogurt product containing Proventra from Land O' Lakes. The Company is seeking a new partner to introduce this product into the wholesale and retail distribution chain.*

  Lifeway Foods, Inc.

    In December 1997, the Company assisted in introducing Basics Plus™, a dietary supplement product, in conjunction with its marketing and manufacturing partner, Lifeway Foods, Inc. Basics Plus contains active kefir cultures, which are cultures that contain beneficial bacteria strains, and the Company's Proventra. Basics Plus is the first dairy-based dietary supplement sold in the United States in the refrigerated section of health food stores and grocery stores. The product was featured in the February 1998 issue of Dairy Foods Magazine and has gained recognition as an industry breakthrough. Dairy Foods Magazine named Basics Plus the top new dairy product in 1998 for the Functional Foods category (November 1998 issue).

  American Home Products—Wyeth Ayerst

    In October 1998, the Company entered into a collaboration and license agreement and a manufacturing and supply agreement with Wyeth-Ayerst, a division of American Home Products Corporation. The two companies will develop and commercialize a proprietary ingredient with unique antibacterial properties for use in pediatric formula and other nutritional products.* The companies will collaborate during the research and development phase of the product, which is being funded by Wyeth-Ayerst.* Additionally, Wyeth-Ayerst has financial and oversight responsibilities for all clinical trials and regulatory compliance related to the use of the ingredient in pediatric formula products. Wyeth-Ayerst has worldwide rights to the use of the ingredient in its pediatric formula and other nutritional products. GalaGen retains certain rights to manufacture the ingredient and has the right to request a sublicense from Wyeth-Ayerst to develop and commercialize non-pediatric formula nutritional products. GalaGen will also receive licensing and milestone payments under the agreement.*

Critical Care Products

  Hormel Health Labs

    In 1998, the Company entered into an asset purchase agreement with NMI to acquire NMI's developed line of critical care enteral nutrition products and formulas. The products are sold to the hospital and home healthcare industries. GalaGen purchased substantially all of NMI's critical care enteral nutrition products and formulas, all related inventory and certain other assets, including the existing customer base of over 500 hospitals and home healthcare facilities. In August of 1999, the Company licensed the sales of these products to Hormel Health Labs in order to take advantage of a superior distribution channel and to more rapidly grow the business.* The Company earns a monthly royalty based upon an annual operating budget. The licensed critical care products continue to be manufactured by third parties.

    Critical care nutrition formulas are used by hospitals and other health care providers to feed critically ill patients who cannot consume adequate nutrients orally and consequently require specialized feeding via tubes into the intestinal tract. The use of critical care nutrition formulas often continues at home or in a nursing home after a patient is discharged from the hospital. The licensing strategy is to focus on the development and sale of a core line of critical care formulas for patients who do not metabolize foods well and are most likely in intensive care units.* Certain unique ingredients are combined to meet the special nutritional requirements of specific patient populations. Partnering with Hormel Health Labs provides the Company an ability to compete more aggressively with larger name brand manufacturers.*

    The licensee is selling nine nutrition products for critical care use. Most products contain elemental protein sources, which contain predigested protein that offers immediately available nutrition. The first proprietary critical care formula, Glutasorb, was launched in 1998. This formula is the first high glutamine, ready-to-use, liquid elemental diet available in the United States and, as such, has no specific competing branded product.

    The following chart provides information regarding each of the Company's critical care nutrition products.

Product Name	Date Introduced	Product Description
L-Emental™	May 1994	A 100% free amino acid-based elemental nutrition formula for gastrointestinal ("GI") impaired or critically ill patients
L-Emental Hepatic™	June 1996	A 100% free amino acid and calorie supplement for the dietary management of chronic liver disease patients.
L-Emental Pediatric™	June 1996	A 100% free amino acid elemental diet for GI impaired children ages 1 to 10
Pro-Peptide Unflavored™	November 1994	A ready-to-use, isotonic, peptide-based diet for GI impaired patients
Pro-Peptide VHN™	November 1995	A high nitrogen, isotonic, peptide-based diet for GI impaired and critically impaired patients who require high protein levels
Pro-Peptide Vanilla™	November 1995	Vanilla flavored ready-to-use, peptide-based diet for GI impaired patients who require an oral product
Pro-Peptide For Kids™	May 1997	Vanilla flavored ready-to-use, peptide-based diet for children ages 1 to 10 who are GI impaired
Glutasorb™	February 1998	Ready-to-use, high glutamine, amino acid-peptide based product for patients who have severe catabolic illness, GI dysfunction, surgery and trauma
Nitro Pro™	July 1998	A ready-to-use high-protein tube feeding product for moderately stressed patients

    Effective July 1, 2000 sales of the L-Emental Pediatric will be discontinued pursuant to an agreement between the Company and Novartis.

    The Company is researching ways in which to incorporate certain of its immune-enhancing ingredients into certain products listed above to provide additional proprietary protection and added benefits that are not currently available in that market segment.* Additional products that the Licensee may introduce would include proprietary immune-enhancing features.*

    Also offered under the Hormel line of products is a specially formulated product called Vistrum which is a cultured dairy beverage used to improve gastrointestinal health of patients in hospitals and nursing homes. The product contains Proventra and is currently in midwestern test markets.

Manufacturing System

Functional Food and Nutraceutical Products Manufacturing

    The Company's manufacturing system produces antibodies for nutritional products. The Company's system has been designed to access very large numbers of cows in commercial milking herds, organize them into discrete product-specific groups and, if needed, immunize them with specific antigens to heighten the natural production of targeted antibodies in their colostrum, collect the colostrum and concentrate the antibodies using proprietary processes. These processes preserve the essential antibody activity and other immune-enhancing components, while reducing unnecessary components, including microbial contaminants. Modern dairy cows, having been bred for high volume milk production, produce colostrum in quantities far greater than their calves can consume. After the calf fulfills its colostrum needs, this surplus colostrum can be collected by the Company.

    Standard dairy processing techniques destroy the activity of most of the antibodies present in milk and colostrum and render them inactive. The proprietary processes used by the Company to concentrate antibodies have been developed by the Company through many years of research and development. This work has resulted in processes that use well-tested and efficient dairy product manufacturing techniques, including pasteurization, that have been modified to preserve the biological activity of the antibodies. The Company has two patents that have been issued for these processes. The Company is supporting its proprietary antibody processing system with a quality control system designed to regulate, monitor and review the processing system. The Company has obtained Kosher certification for the natural immune components found in Proventra.

    Construction of the Company's manufacturing facility within the existing Land O'Lakes manufacturing complex in Arden Hills, Minnesota was completed in 1996. Land O'Lakes has guaranteed the equipment leases associated with the manufacturing facility. The Company believes that the capacity of this facility will be adequate for the production of Proventra for nutritional products, either for sale or product development requirements, into 2001 and believes that contract manufacturers would be available to increase its production capacity quickly, if required.*

Critical Care Products Manufacturing

    All of the Company's critical care products are manufactured by third parties. These toll manufacturers are subject to FDA regulatory requirements for food and medical food production, and the Company's products undergo quality control testing during and after the production process. By using third party manufacturers, the Company is better able to introduce new products that require differing manufacturing processes and maintain a favorable fixed cost structure. Critical care nutrition products are shipped from the manufacturer to Hormel Health Labs for product distribution. The Company believes that there are several manufacturers in the United States that could manufacture the critical care products and that it is not dependent upon one single manufacturer for its product supply.*

Marketing and Research Relationships

Marketing

  Functional Food and Nutraceutical Products

    To exploit Proventra as broadly as possible in human applications, the Company's consumer products strategy is to enter into strategic relationships with food companies to develop products that incorporate Proventra and/or other immune combinations and/or to sell Proventra to food companies as an ingredient.* The Company does not anticipate that it will manufacture, market or distribute any final food product, but will rely upon collaborations with larger companies to accomplish these goals.*

  Critical Care Products

    The Company's critical care products are marketed through the Hormel Health Labs sales distribution system. This system incorporates an active distribution broker force of over 50 brokers who began representing the product in the first quarter of 2000.*

Research

  Functional Food and Nutraceutical Products

    The Company's product development strategy for functional food and nutraceutical products is to pursue its own research programs internally and to complement such programs by establishing relationships with key external medical, academic, governmental and major research organizations.* The Company's primary focus is on seeking collaborative arrangements for commercialization of its Proventra-based products.* Additionally, the Company intends to continue complementing its extensive immune-enhancing technology base by acquiring access to additional proprietary technology and patents in the areas of antibodies, vaccine, molecular biology, and processing and manufacturing technology.* The Company spent $1.6 million, $1.9 million and $3.8 million for product development in fiscal years 1999, 1998 and 1997, respectively. The expenses incurred in 1997 and a portion of 1998 related to the Company's pharmaceutical program, which has been discontinued.

  Critical Care Products

    The Company's product development strategy for critical care products is to initially determine the size of market opportunity with respect to a particular product. Outside laboratories are then used to analyze the ingredients of the existing product and to formulate the Company's potential product version of a competing product. The Company anticipates that any future product development may generally follow this procedure, but anticipates that any new products will incorporate immune-enhancing benefits to make a product proprietary and have unique features not currently available in the market so as to maintain or increase gross margins.* The Company's critical care, disease specific and intact protein nutrition formulas are not required to undergo clinical testing or obtain FDA approval for such products, though they are subject to certain FDA guidelines.

Land O'Lakes Relationship

    The Company believes that the Company's existing relationship with Land O'Lakes provides it with certain advantages over existing and potential competitors.* Land O'Lakes has made significant advances in the development and commercialization of antibody products for treating and preventing diseases in animals. This technology provides the Company with a solid foundation on which to base its efforts to develop similar products for human use.

    Under an exclusive supply agreement with Land O'Lakes, the Company agreed to purchase all of its commercial requirements for high titre colostrum from Land O'Lakes through May 7, 2002, subject to Land O'Lakes' option to renew the supply agreement for an additional ten-year period. During 1999 the Company negotiated the right to obtain its colostrum supply from additional external sources and the exclusive supply agreement has been subsequently cancelled. While the Company can continue to obtain colostrum from Land O' Lakes, the elimination of the exclusive arrangement provides the Company the opportunity to obtain the most cost competitive supply.

    When the Company was formed, it signed a letter of intent with Land O'Lakes to develop strategic relationships focused on the development of functional food products. In March 1998, the Company and Land O'Lakes signed an amended and restated license agreement (the "Restated License") under which the Company has significantly broadened its rights to develop and market functional foods. Under the Restated License, the Company can use, improve, exploit, license or share existing Procor Technology, Inc. (the Company's predecessor, "Procor") technology, Procor technology improvements and new technologies, as defined, in all areas of functional foods except under certain "reserved food product" and "first refusal food product" categories, as defined. If the Company intends to engage in manufacturing or marketing any "first refusal food product", the Company must give Land O'Lakes notice of its intent, in which case Land O'Lakes can negotiate with the Company, in good faith and within a defined period of time, to undertake any part of the manufacturing or marketing areas. If the Company intends to engage in manufacturing or marketing any "reserved food product", the Company must give Land O'Lakes notice of its intent and must only work with Land O'Lakes to undertake the manufacturing or marketing of such products. In its license agreements with Land O'Lakes, the Company retained rights to pursue the development of infant formula products containing polyclonal antibody technology.

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

    In October of 1999, the Company and Land O'Lakes agreed to transfer the rights to manufacture a yogurt-based product containing Proventra to the Company. The Company is currently exploring alliance relationships with major yogurt manufacturers to introduce a Proventra yogurt product through their distribution channels.* The ultimate introduction of such a yogurt product containing Proventra will be dependent upon successful completion of a yogurt license agreement.*

Proprietary Rights and Patents

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

    The Company believes that certain of its process improvements are more valuable as trade secrets than as patented processes, where the process improvements would have to be publicly disclosed. The Company relies on trade secrets and proprietary know-how it developed while manufacturing antibody products as Procor. The Company believes that substantial barriers exist for competitors desiring to commercialize antibodies derived from milk or colostrum that have the features that the Company's antibodies, or Proventra, have*; however, there can be no assurance that other companies will not develop production processes or initiate relationships with other large dairy cooperatives to develop a similar procurement system. The Company seeks to protect trade secrets and know-how through confidentiality agreements with employees, consultants and other parties. These agreements provide that all confidential information developed or made known during the course of the relationship with the Company is to be kept confidential and not disclosed to third parties, except in specific circumstances. No assurance can be given that such agreements will provide meaningful protection for the Company's non-patented trade secrets or provide adequate remedies in the event of unauthorized use of such information. Neither can assurance be given that others will not independently develop substantially equivalent proprietary information and technology or otherwise gain access to the Company's trade secrets or disclose such technology.

    The Company has been issued four patents from the United States Patent & Trademark Office. European and or foreign counterparts have issued or are pending. Two patents cover significant processes in its core manufacturing technology for antibodies for microfiltering milk and colostrum that reduces contaminants while improving yield. The third patent covers the therapeutic use of Clostridium difficile specific bovine antibodies for the treatment of C. difficile related diseases such as diarrhea. The fourth patent covers a vaccine composition for generating specific, high titre antibodies against Cryptosporidium parvum. The Company also has several United States patent applications pending and has acquired licenses to a number of patents or patent applications of others. The Company's United States patent applications are in the area of bovine antibody technology and product applications. The Company believes that useful, new and different antibody formulations also may be patentable in support of its immune-enhancing strategy.* Furthermore, in some cases, patent coverage may be available for the vaccines or antigens used to provoke the immune response which produces the antibodies. The Company has also obtained sole licenses for enabling patents from Metagenics, Inc. relating to the combination of antibodies and soluble fibers, and antibodies and active cultures (e.g., probiotics) for use in the fields of dietary supplements, medical foods and consumer foods. Metagenics, Inc. retains the right to use these patents for its own products. The Company has also acquired a patent from Biotest Pharma GmbH for an alternative antibody processing technology. The Company's strategy is to pursue patent protection for each of its products where possible, including their components, as well as for certain process and formulation improvements,* although the Company may not be successful in achieving broad patent protection for its technology.

Critical Care Products

    The Company is in the process of registering its existing trademarks, for the products acquired from NMI, with the United States Patent & Trademark Office.* As part of NMI, the products were not registered but instead relied on NMI's common law trademark rights. The lack of such registration may impair the ability of the Company to successfully register the trademarks or to prosecute successfully an infringement action against other users of these trademarks. There can be no assurance that the Company's marks do not or will not violate the proprietary rights of others, that the Company's proprietary rights in the marks would be upheld if challenged, or that the Company would not be prevented from using its marks, any of which could have an adverse effect on the Company. In addition, there can be no assurance that the Company will have the financial resources necessary to enforce or defend its trademarks.

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

    Federal agencies, primarily the FDA and FTC, have a variety of remedies and processes available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labels or advertising, requiring consumer redress (for example, requiring that a company offer to repurchase products previously sold to consumers), seeking injunctive relief or product seizure and imposing civil penalties or commencing criminal prosecution. In addition, certain state agencies have similar authority, as well as the authority to prohibit or restrict the manufacture or sale of products within their jurisdiction. These federal and state agencies have in the past used these remedies in regulating participants in the nutritional products industry, including the imposition by federal agencies of civil penalties in the millions of dollars against a few industry participants. There can be no assurance that the regulatory environment in which the Company operates will not change or that such regulatory environment, or any specific action taken against the Company, will not result in a material adverse effect on the Company's business, financial condition or results of operations. In addition, increased sales and publicity of nutritional supplements may result in increased regulatory scrutiny of the nutritional supplements industry.

  Dietary Supplement Health and Education Act

    DSHEA was enacted in October 1994, amending the Food, Drug and Cosmetic Act. The Company believes this law is generally favorable to the dietary supplement industry. DSHEA establishes a new statutory class of "dietary supplements," which includes vitamins, minerals, herbs, amino acids and other nutritional supplements for human use to supplement the diet and includes in such class all dietary ingredients on the market as of October 15, 1994. Such class of nutritional supplements will not require the submission by the manufacturer or distributor of evidence of a history of use or other evidence of safety establishing that the supplement will reasonably be expected to be safe, but a nutritional supplement which contains a dietary ingredient which was not on the market as of October 15, 1994 does require such submission of evidence of a history of use or other evidence of safety. Among other things, this law prevents the further regulation of dietary ingredients as "food additives" and allows the use of statements of nutritional support on product labels. DSHEA allows the use of "structure/function" claims on the label of a product, which may allow the Company to communicate advantages of Proventra without the expenses associated with FDA clinical trials.* The law requires companies to file label claim information with FDA within 30 days after initiating marketing of a product, and FDA may respond with a "courtesy letter" commenting on the claims if it believes they are not appropriate.

    Since the passage of DSHEA, FDA has indicated that food products not considered dietary supplements and regulated under the Nutrition Labeling and Education Act (NLEA) may also bear "structure/function" claims, provided that the food or ingredient in the food product meets the Generally Recognized as Safe (GRAS) standard. While the Company's products have not been certified GRAS, the Company believes that its ingredients will meet this standard and has initiated the review process with a third party regulatory consulting group. NLEA also provides for a class of label claims called health claims, which describe the effect a food product may have on reducing disease risk. Health claims, in contrast to structure/function claims, do require advance approval and are subject to the standard that such claims must represent substantial scientific agreement (as generally evidenced by multiple well controlled clinical studies). Only a limited number of health claims have been approved under NLEA or a succeeding act, the FDA Modernization Act, which provided additional pathways for obtaining approval of health claims.

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

Critical Care Products

    The Company's critical care products are also subject to government regulation. These products are regulated as food and medical food by the FDA and are subject to labeling requirements, current good manufacturing practice regulations and certain other regulations designed to ensure the safety of the products. Claims made by the Company in labeling and advertising its products are subject to regulation by the FDA, the FTC and various state agencies under their general authority to prevent false, misleading and deceptive trade practices. These regulations involve more stringent tracking, testing and documentation standards. Failure to comply with FDA requirements can result in adverse regulatory action, including injunctions, civil or criminal penalties, product recalls or the re-labeling, reformulation or possible termination of certain products.

Competition

Functional Food and Nutraceutical Products

    The area of nutritional products is highly fragmented and competitive with many large nationally known manufacturers and many smaller manufacturers and marketers of nutritional products. The Company has licensed patents from Metagenics regarding the incorporation of antibodies combined with active cultures and antibodies combined with soluble fiber. Many of the nutritional products the Company anticipates developing, in conjunction with a strategic partner, will be covered by these patents.* Potential competitors, however, could be larger than the Company, have greater access to capital and may be better able to withstand volatile market conditions. Moreover, because the nutritional products industry generally has low barriers to entry, additional competitors could enter the market at any time. In that regard, although the nutritional products industry to date has been characterized by many relatively small participants, national or international companies (which may include food or pharmaceutical companies or other suppliers to the mass markets) may seek to enter or to increase their presence in this industry, which would have a material adverse effect on the Company's competitive position.

    The Company has assessed the factors that may make it competitive in this environment and believes that its central strength is that the products it will develop in conjunction with various partners will be unique, distinct and proprietary in the marketplace.* This distinction is made by offering in its products direct immune enhancing benefits that include Proventra and a combination of other key ingredients, such as active cultures and soluble fiber, currently not available in the market.* Such products will also be subject to patent protection.* Another strength includes proprietary technologies that can enhance Proventra by offering immune protection against specific common disease-causing pathogens.* Additionally, the Company's collaborative relationships offer financial, production, sales and distribution synergies beyond those of GalaGen itself which allow the Company to compete more effectively.*

Colostrum Manufacturers

    The Company knows of certain colostrum manufacturers, including New Zealand Dairy and La Belle, Inc., which supply colostrum in dried or liquid form. These competitors are larger than the Company, have greater access to capital and may be better able to withstand volatile market conditions. Potential competitors could also be larger than the Company, have greater access to capital and may be better able to withstand volatile market conditions. The colostrum market requires access to a substantial number of dairy cows to be commercially successful. The Company has assessed the factors that may make it competitive in this environment and believe that its central strengths are: (i) its access to 750,000 dairy cows in the Land O'Lakes system, (ii) its ability to pasteurize, and/or certify Kosher, colostrum while still maintaining the effectiveness of the immune-enhancing components, namely antibodies, which the Company believes no competitor offers, and (iii) additionally, its ability to enhance Proventra by offering immune protection against targeted pathogens.*

Critical Care Products

    Competition in the critical care nutrition products market primarily consists of five companies that have established brands in the specialty markets in which the Company has chosen to compete. These companies, Novartis, Mead Johnson, Nestlé, Ross Laboratories and B.Braun, each market their specialty products through sales personnel who generally use traditional in-person sales. All of these companies are larger than the Company, have greater access to capital and are likely to be better able to withstand volatile market conditions. Although Ross Laboratories is the dominant manufacturer in the United States adult total enteral nutrition market (which includes the critical care nutrition market), Ross Laboratories has focused on whole protein products that do not compete directly with the Company's critical care elemental protein formulas. Although the Company believes it is the only company currently offering low cost alternatives to the established brands, other companies may enter this market.*

Employees

    At December 31, 1999, the Company had 18 employees, two of whom came from NMI when the Company acquired certain assets of NMI and are in sales working through Hormel Health Labs. Three employees have Ph.D. degrees, one of whom has an M.D. degree. Five employees are currently working in product development, including the clinical regulatory area. The Company believes its employee relationships are good.

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

    We cannot be sure we will be successful in ever achieving either result. We have experienced significant operating losses in each year since our inception in 1987. We have an accumulated deficit of $60 million as of December 31, 1999. We may continue to lose money in the future.

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

    While our Common Stock has been traded on the Nasdaq National Market since our initial public offering, the volume of shares of Common Stock traded on that market has been relatively small. Given the small volume of shares traded, market fluctuations may have a particularly adverse effect on the market price of our Common Stock. We cannot be sure of the liquidity of the market for the Common Stock or the price at which any sales may occur. The volume of trading in our Common Stock in the future will depend upon the number of holders of the Common Stock, the interest of securities dealers in maintaining a market in the Common Stock and other factors beyond our control. The market price of our Common Stock could be subject to significant fluctuations in response to:

  •
  our operating results;

  •
  the operating results of our competitors or other biotechnology companies;

  •
  technological developments;

  •
  government regulations;

  •
  the status of our proprietary rights to potential products;

  •
  litigation;

  •
  public safety concerns; and

  •
  other factors.

    Some of these factors are unrelated to our operating performance and beyond our control.

    GalaGen and the owners of shares of our Common Stock may have difficulty in selling those shares in the future if our Common Stock is removed from listing on the Nasdaq National Market.

    We must meet specific requirements for our shares to continue to be listed on the Nasdaq National Market. Although we were meeting all of those requirement as of December 31, 1999, we cannot be sure that we will continue to meet them in the future. If we fail to meet the continued listing requirements, or fail to file a plan acceptable to Nasdaq for meeting those requirements, Nasdaq may remove our Common Stock from listing on the National Market. We cannot be sure that our Common Stock will continue to be listed on the National Market. If in the future our Common Stock fails to qualify for continued listing on the National Market, we would apply to have its listing transferred to the Nasdaq SmallCap Market. If the listing of our Common Stock is transferred from the National Market to the SmallCap Market, it may be more difficult for owners of our Common Stock to sell it through brokers. Additionally, we may have more difficulty raising funds through the sale of our Common Stock or securities convertible into Common Stock.

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

    We are relying on collaborations with larger more established companies to develop and market products containing Proventra. Our collaborators' inability to bring products to market could have a material adverse effect on our business and financial condition. Introduction of new products depends on our ability and our collaborators' ability to accomplish the following:

  •
  complete market research;

  •
  complete product development;

  •
  establish product manufacturing;

  •
  initiate marketing, sales and distribution activities related to such products; and

  •
  provide the funding necessary to accomplish such activities.

    Delays or high costs in product development could have a material adverse effect on our business and financial condition.

    If we, or our strategic partners, cannot obtain accurate marketing data, or develop a product responsive to the needs identified by that data, our business and financial condition could be materially adversely affected. The amount of time it will take us, together with our strategic partners, to develop consumer and clinical nutrition products and the associated costs of developing those products depends on, among other things, the results of our market research for consumer and clinical products. It also depends on our discussions with certain end users or purchasers of the potential products. Market research and discussions may give us indications of potential customers, what types of products they may desire and what clinical information is necessary for effective marketing and sales.

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

Risks Specific to Critical Care Nutrition Products

    If Hormel Health Labs does not increase the sales volume of our critical care nutrition products, our business and financial condition may be materially adversely affected.

    We rely on Hormel Health Labs and its distribution network to sell and distribute our critical care products. Because we entered into our sales and distribution arrangement with Hormel Health Labs in August of 1999, we cannot be sure that its sales force will actively promote our critical care products or that the sales force will be successful in generating increased sales of those products. If the sales volume of our critical care nutrition products is not increased, our business and financial condition may be materially adversely affected.

    If marketing efforts do not generate the name recognition for our critical care products necessary to significantly enhance revenues, our business and financial condition may be materially adversely affected

    We cannot be sure that our marketing efforts, or the marketing efforts of Hormel Health Labs, will achieve the name recognition of our critical care nutrition products necessary to significantly enhance revenues. If they do not, our business and financial condition could be materially adversely affected. Our products, with the exception of Glutasorb, are designed to be substantially equivalent to existing branded competitive products. Although we believe that the quality and efficacy of our critical care nutrition products are comparable to branded competitive products, no independent comparison between our critical care nutrition products and competitive products has been completed. We cannot be sure that the efficacy or quality of our critical care nutrition products is, or will be perceived by our consumers to be, comparable to branded competitive products. Furthermore, our products are relatively unknown to large segments of our target markets.

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

    Companies in the private label industry are commonly the subject of claims and lawsuits brought by brand name competitors alleging that the private label products have formulas, labeling or packaging similar to competing brand name products. Such litigation may require the commitment of substantial management time and legal fees. Accordingly, such litigation may have a material adverse effect on our business and financial condition. Certain of the critical care nutrition products we acquired from NMI were the subject of a lawsuit alleging patent infringement. The suit was favorably resolved before we acquired the products. Similar claims may be made against us by competitors in the future. Competitors may also respond to our marketing strategy by more aggressively seeking patents on their products to limit our future product development efforts. If similar infringement allegations are made against us in the future, some of our current and future products may need to be reformulated or repackaged in order for us to continue to market products that are comparable to competitors' patented products. We may be unable to effectively reformulate certain of our products. Furthermore, we cannot be sure that a reformulated product would be viewed by customers to be essentially equivalent to the patented product. Moreover, we cannot be sure that any future lawsuits could be satisfactorily settled by reformulating, relabeling or repackaging a product.

    Direct competition from larger companies with significant financial resources may have a material adverse effect on our business and financial condition.

    Our competitors in the critical care nutrition products market are established companies that sell branded products that have achieved a high level of customer awareness. If we are not able to compete successfully or operate profitably, our business and financial condition could be materially adversely affected. Other companies may also enter this market.

    If we cannot enforce, for any reason, the trademarks that we acquired from NMI, our business and financial condition may be materially adversely affected.

    We cannot be sure that the trademarks we acquired from NMI do not or will not violate the proprietary rights of others. Nor can we be sure that our proprietary rights in the marks would be upheld if challenged. If we were prevented from using the marks for any reason, our business and financial condition may be materially adversely affected. In addition, we cannot be sure that we will have the financial resources necessary to enforce or defend our trademarks, which could also have a material adverse effect on our business and financial condition. We are in the process of registering existing trademarks for the products acquired from NMI with the United States Patent & Trademark Office. As part of NMI, the products were not registered. Instead NMI relied on common law trademark rights. The lack of such registration may impair the ability of the Company to successfully register the trademarks or to prosecute successfully an infringement action against other users of these trademarks.

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

Item 4. Submission of Matters to a Vote of Security Holders

    None.

Item X. Executive Officers of Registrant

    The executive officers of the Company are:

Name	Age	Position
Robert A. Hoerr, M.D., Ph.D.	50	Chairman of the Board of Directors and Chief Technology Officer
Henry J. Cardello	48	President, Chief Executive Officer and Director
Eileen F. Bostwick, Ph.D.	49	Vice President, Research and Development
Michael E. Cady	47	Vice President, Manufacturing and Engineering
Franklin L. Kuhar	43	Vice President, Chief Financial Officer, Secretary

    Robert A. Hoerr, M.D., Ph.D., was named Chairman of the Board and Chief Technology Officer in March 2000. Prior thereto, Dr. Hoerr served as Vice President, Medical and Regulatory Affairs of the Company from January 1993 to December 1993, Senior Vice President from December 1993 to February 1994, President and Chief Operating Officer of the Company from February 1994 to September 1994, President and Chief Executive Officer from September 1994 to November 1998 and Chairman of the Board and Chief Executive Officer from November 1998 to March 2000. Dr. Hoerr was Director of Medical Affairs for Sandoz Nutrition Corporation, a research-based nutrition company, from March 1990 to January 1993. From 1986 to 1990, Dr. Hoerr was Research Scientist and Assistant Program Director at the Clinical Research Center, Massachusetts Institute of Technology ("MIT"). Dr. Hoerr received his A.B. in Biology from Indiana University, his M.D. from Indiana University School of Medicine and his Ph.D. in Nutritional Biochemistry and Metabolism from MIT.

    Henry J. Cardello, was named President and Chief Executive Officer in March 2000. Mr. Cardello served as President from January 1999 to March 2000, and had been advising the Company since April 1998 through Marketing Ventures of America, Inc. ("MVA"), a consumer-marketing firm that specializes in commercializing consumer-based products, of which he has been Chairman and President since July 1987. Prior to July 1987, Mr. Cardello was President of Sunkist Soft Drinks, Inc., a unit of Cadbury Schweppes, Vice President of Marketing for Cadbury's Canada Dry business and Director of Marketing for Coca-Cola USA. Additionally, Mr. Cardello has held several brand management positions with Anheuser-Busch and General Mills, Inc. Mr. Cardello received his B.S. degree in engineering from Lehigh University and his M.B.A. from The Wharton Graduate School of Business.

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

    Michael E. Cady has served as Vice President, Manufacturing and Engineering of the Company since July 1992. From January 1988 to July 1992, Mr. Cady served as Director of Operations for Procor. From 1979 to 1988, Mr. Cady held engineering and planning positions within several operating groups at Land O'Lakes. Mr. Cady was a member of the Land O'Lakes group that evaluated and implemented the polyclonal antibody technology used as a basis for the Company's manufacturing process. Prior to joining Land O'Lakes Mr. Cady was an engineer at Swift & Company, a food processing company. Mr. Cady received his B.S. in Engineering from the University of Iowa and earned his M.B.A. from the University of St. Thomas.

    Franklin L. Kuhar was named Chief Financial Officer of the Company in July 1999. From December 1998 to March 1999 Mr. Kuhar served as Consultant/Chief Financial Officer at OnHand Network, an internet provider of maintenance services which liquidated in March 1999. From October 1997 to November 1998 Mr. Kuhar served as Chief Financial Officer at Harmonic Systems Inc., a credit card transaction processing and network consulting company. From May 1996 to November 1997, Mr. Kuhar served as Senior Vice President, Chief Financial Officer of GE Capital Information Technology Solutions. Mr. Kuhar functioned as Chief Financial Officer at Education Alternatives, Inc., an educational management consulting firm, from September 1992 to January 1996. From 1978 to 1992, he worked for Ernst & Young LLP as a senior executive. Mr. Kuhar has a variety of experiences ranging from quality and process improvement, negotiation of customer and vendor contracts, investor relations and financing company operations. Mr. Kuhar received his Bachelor of Arts in Accounting from the University of St. Thomas in St. Paul, MN and is a CPA.

    Officers of the Company are chosen by and serve at the discretion of the Board of Directors. There are no family relationships among any of the directors, officers or key employees of the Company.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

    Incorporated herein by reference is the information appearing under the heading "Market For Registrant's Common Equity and Related Stockholder Matters" in the Company's Annual Report to Stockholders for the year ended December 31, 1999 (the "1999 Annual Report").

Item 6. Selected Financial Data

    Incorporated herein by reference is the information appearing under the heading "Selected Financial Data" in the 1999 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Incorporated herein by reference is the information appearing under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    Incorporated herein by reference is the information appearing under the heading "Quantitative and Qualitative Disclosures About Market Risk" in the 1999 Annual Report.

Item 8. Financial Statements and Supplementary Data

    Incorporated herein by reference is the information appearing under the headings "Balance Sheets," "Statements of Operations," "Statement of Changes in Stockholders' Equity," "Statements of Cash Flows," "Notes to Financial Statements" and "Report of Independent Auditors" in the 1999 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

PART III

Item 10. Directors and Executive Officers of the Registrant

    Incorporated herein by reference is the information appearing under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the annual meeting of stockholders to be held on May 23, 2000 (the "Proxy Statement"). See also Part I hereof under the heading "Item X. Executive Officers of Registrant."

Item 11. Executive Compensation

    Incorporated herein by reference is the information appearing under the headings "Executive Compensation" in the Company's Proxy Statement.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
Documents filed as part of this report:

1.
Financial Statements:

        The consolidated financial statements of the Company are incorporated herein by reference from the information appearing under the headings "Balance Sheets," "Statements of Operations," "Statement of Changes in Stockholders' Equity," "Statements of Cash Flows," "Notes to Financial Statements" and "Report of Independent Auditors" in the 1999 Annual Report.

  2.
  Financial Statement Schedules:

        The consolidated financial statement schedules of the Company listed below follow Exhibit 13.1:

        Schedule II Valuation and Qualifying Accounts

(b)
Reports on Form 8-K

    None

(c)
Exhibits:

    The following exhibits are filed as part of this Annual Report on Form 10-K for the year ended December 31, 1999.

Exhibit No.	Description	Method of Filing
3.1	Intentionally left blank.
3.2	Restated Certificate of Incorporation of the Company.(3)	Incorporated By Reference
3.3	Intentionally left blank.
3.4	Restated Bylaws of the Company.(1)	Incorporated By Reference
4.1	Specimen Common Stock Certificate.(1)	Incorporated By Reference
4.2-4.5	Intentionally left blank.
4.6	Form of Common Stock Warrant to purchase shares of Common Stock of the Company, issued in connection with the sale of Convertible Promissory Notes.(1)	Incorporated By Reference
4.7-4.10	Intentionally left blank.
4.11	Warrant to purchase 18,250 shares of Common Stock of the Company issued to IAI Investment Funds VI, Inc. (IAI Emerging Growth Fund), dated January 30, 1996.(1)	Incorporated By Reference
4.12	Warrant to purchase 6,250 shares of Common Stock of the Company issued to IAI Investment Funds IV, Inc. (IAI Regional Fund), dated January 30, 1996.(1)	Incorporated By Reference
4.13	Warrant to purchase 25,000 shares of Common Stock of the Company issued to John Pappajohn, dated February 2, 1996.(1)	Incorporated By Reference
4.14	Warrant to purchase 25,000 shares of Common Stock of the Company issued to Edgewater Private Equity Fund, L.P., dated February 2, 1996.(1)	Incorporated By Reference

4.15	Warrant to purchase 10,000 shares of Common Stock of the Company issued to Joseph Giamenco, dated February 2, 1996.(1)	Incorporated By Reference
4.16	Warrant to purchase 25,000 shares of Common Stock of the Company issued to Gus A. Chafoulias, dated February 2, 1996.(1)	Incorporated By Reference
4.17	Warrant to purchase 25,000 shares of Common Stock of the Company issued to JIBS Equities, dated February 2, 1996.(1)	Incorporated By Reference
4.18	Warrant to purchase 25,000 shares of Common Stock of the Company issued to Land O'Lakes, Inc., dated February 2, 1996.(1)	Incorporated By Reference
4.19	6% Convertible Debenture Purchase Agreement dated November 18, 1997 among the Company and the Purchasers named therein.(8)	Incorporated By Reference
4.20	Registration Rights Agreement dated November 18, 1997 among the Company and the Holders named therein.(9)	Incorporated By Reference
4.21-4.23	Intentionally left blank.
4.24	Stock Purchase Warrant issued to CPR (USA) Inc. dated November 18, 1997.(13)	Incorporated By Reference
4.25	Stock Purchase Warrant issued to Libertyview Plus Fund dated November 18, 1997.(14)	Incorporated By Reference
4.26	Stock Purchase Warrant issued to Libertyview Fund, LLC dated November 18, 1997.(15)	Incorporated By Reference
4.27	Warrant issued to CLARCO Holdings dated as of December 1,1997.(16)	Incorporated By Reference
4.28	Warrant issued to CLARCO Holdings dated as of December 1,1997.(17)	Incorporated By Reference
4.29	Intentionally left blank.
4.30	Warrant issued to Henry J. Cardello dated as of April 13, 1998.(20)	Incorporated By Reference
4.31	Warrant issued to Henry J. Cardello dated as of April 30, 1998.(20)	Incorporated By Reference
4.32	Warrant issued to Henry J. Cardello dated as of June 19, 1998.(20)	Incorporated By Reference
4.33	Warrant issued to William Young and Rebecca Young dated as of August 12, 1998.(24)	Incorporated By Reference
4.34	Warrant issued to Henry J. Cardello dated as of September 30, 1998.(24)	Incorporated By Reference
4.35	Warrant issued to American Home Products Corporation dated as of October 15, 1998.(24)	Incorporated By Reference
4.36	Form of Registration Rights Agreement dated April 20, 1999.(25)	Incorporated By Reference

4.37	Subscription Agreement and Investment Letter dated April 20, 1999 (Lombard Odier & Cie).(26)	Incorporated By Reference
4.38	Subscription Agreement and Investment Letter dated April 20, 1999 (H. Leigh Severance).(27)	Incorporated By Reference
4.39	Subscription Agreement and Investment Letter dated April 20, 1999 (H. L. Severance, Inc. Profit Sharing Plan and Trust).(28)	Incorporated By Reference
4.40	Subscription Agreement and Investment Letter dated April 20, 1999 (H. L. Severance, Inc. Pension Plan and Trust).(29)	Incorporated By Reference
4.41	Subscription Agreement and Investment Letter dated April 20, 1999 (Winston R. Wallin).(30)	Incorporated By Reference
#10.1	License Agreement between the Company and Land O'Lakes dated May 7, 1992.(1)	Incorporated By Reference
#10.2	Royalty Agreement between the Company and Land O'Lakes dated May 7, 1992.(1)	Incorporated By Reference
10.3	Intentionally left blank.
10.4	Master Services Agreement between the Company and Land O'Lakes dated May 7, 1992.(1)	Incorporated By Reference
*10.5	GalaGen Inc. 1992 Stock Plan, as amended.(5)	Incorporated By Reference
10.6-10.7	Intentionally left blank.
#10.8	License and Collaboration Agreement between the Company and Chiron Corporation dated March 20, 1995.(1)	Incorporated By Reference
*10.9	GalaGen Inc. Employee Stock Purchase Plan, as amended.(2)	Incorporated By Reference
10.10-10.11	Intentionally left blank.
10.12	Master Equipment Lease between the Company and Cargill Leasing Corporation, dated June 6, 1996.(2)	Incorporated By Reference
10.13	Agreement for Progress Payments between the Company and Cargill Leasing Corporation, dated June 6, 1996.(2)	Incorporated By Reference
10.14	Agreement for Lease between the Company and Land O'Lakes, dated June 3, 1996.(2)	Incorporated By Reference
10.15-10.18	Intentionally left blank.
*10.19	GalaGen Inc. Annual Short Term Incentive Cash Compensation Plan.(4)	Incorporated By Reference
*10.20	GalaGen Inc. Annual Long Term Incentive Stock Option Compensation Plan.(4)	Incorporated By Reference
*10.21	GalaGen Inc. 1997 Incentive Plan.(6)	Incorporated By Reference
10.22	Master Loan and Security Agreement with TransAmerica Business Credit Corporation dated June 8, 1997.(7)	Incorporated By Reference

10.23	Amended and Restated License Agreement between the Company and Land O'Lakes dated March 11, 1998.(19)	Incorporated By Reference
#10.24	License Agreement between the Company and Metagenics, Inc. dated April 7, 1998.(20)	Incorporated By Reference
10.25	Intentionally left blank.
10.26	Asset Purchase Agreement between the Company and Nutrition Medical, Inc., dated September 1, 1998.(21)	Incorporated By Reference
10.27	Intentionally left blank.
10.28	Asset Purchase Agreement Amendment 1 between the Company and Nutrition Medical, Inc., dated October 28, 1998.(22)	Incorporated By Reference
10.29	Asset Purchase Agreement Amendment 2 between the Company and Nutrition Medical, Inc., dated December 23, 1998.(23)	Incorporated By Reference
#10.30	Collaboration and License Agreement between the Company and American Home Products Corporation acting through its Wyeth-Ayerst Laboratories Division, dated October 15, 1998.(24)	Incorporated By Reference
#10.31	Manufacturing and Supply Agreement between the Company and American Home Products Corporation acting through its Wyeth-Ayerst Laboratories Division dated October 15, 1998.(24)	Incorporated By Reference
#10.32	Product Development Collaboration, Manufacturing and Supply, and Retail Marketing Agreement between the Company and General Nutrition Corporation, dated December 22, 1998.(24)	Incorporated By Reference
*10.33	Letter agreement with Henry J. Cardello, dated January 1, 1999.(31)	Incorporated By Reference
10.34	Repurchase Agreement by and between GalaGen Inc. and Chiron Corporation, dated April 1, 1999.(31)	Incorporated By Reference
#10.35	Licensing and Distribution Agreement by and between GalaGen Inc. and American Institutional Products, Inc., dated March 15, 1999.(31) Incorporated By Reference
*10.36	Letter agreement with Frank L. Kuhar, dated June 3, 1999(32).	Incorporated By Reference
10.37	Licensing and distribution agreement between GalaGen Inc. and American Institutional Products, Inc., dated July 15, 1999.	Incorporated By Reference
##10.38	Licensing Agreement by and between GalaGen Inc. and Novartis Consumer Health, Inc., dated October 25, 1999.	Electronic Transmission
##10.39	Supply Agreement by and between GalaGen Inc. and Novartis Consumer Health, Inc., dated October 25, 1999.	Electronic Transmission

##10.40	Development Agreement by and between GalaGen Inc. and Novartis Consumer Health, Inc., dated December 17, 1999.	Electronic Transmission
11.1	Statement re: computation of per share earnings (loss).	Electronic Transmission
13.1	1999 Annual Report to Shareholders.	Electronic Transmission
23.1	Consent of Ernst & Young LLP.	Electronic Transmission
27.1	Financial Data Schedule for the year ended December 31, 1999.	Electronic Transmission

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

(32)
Incorporated herein by reference to the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 0-27976).

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

#
Contains portions for which confidential treatment has been granted to the Company.

##
Contains portions for which confidential treatment has been requested by the Company.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 30, 2000.

GALAGEN INC.
By	/s/ HENRY J. CARDELLO Henry J. Cardello Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2000.

/s/ HENRY J. CARDELLO Henry J. Cardello, President, Chief Executive Officer (Principal Executive Officer) and Director
/s/ ROBERT A. HOERR Robert A. Hoerr, Chairman and Chief Technology Officer and Director
/s/ FRANKLIN L. KUHAR Franklin L. Kuhar, Vice President, Chief Financial Officer, Secretary (Principal Financial Officer and Principal Accounting Officer)
/s/ HELMET BREUER Helmet Breuer, Director
/s/ AUSTEN S. CARGILL II Austen S. Cargill, II, Director
/s/ RONALD O. OSTBY Ronald O. Ostby, Director
/s/ WINSTON R. WALLIN Winston R. Wallin, Director

Exhibit Index

Exhibit No.	Description	Method of Filing
3.1	Intentionally left blank.
3.2	Restated Certificate of Incorporation of the Company.(3)	Incorporated By Reference
3.3	Intentionally left blank.
3.4	Restated Bylaws of the Company.(1)	Incorporated By Reference
4.1	Specimen Common Stock Certificate.(1)	Incorporated By Reference
4.2-4.5	Intentionally left blank.
4.6	Form of Common Stock Warrant to purchase shares of Common Stock of the Company, issued in connection with the sale of Convertible Promissory Notes.(1)	Incorporated By Reference
4.7-4.10	Intentionally left blank.
4.11	Warrant to purchase 18,250 shares of Common Stock of the Company issued to IAI Investment Funds VI, Inc. (IAI Emerging Growth Fund), dated January 30, 1996.(1)	Incorporated By Reference
4.12	Warrant to purchase 6,250 shares of Common Stock of the Company issued to IAI Investment Funds IV, Inc. (IAI Regional Fund), dated January 30, 1996.(1)	Incorporated By Reference
4.13	Warrant to purchase 25,000 shares of Common Stock of the Company issued to John Pappajohn, dated February 2, 1996.(1)	Incorporated By Reference
4.14	Warrant to purchase 25,000 shares of Common Stock of the Company issued to Edgewater Private Equity Fund, L.P., dated February 2, 1996.(1)	Incorporated By Reference
4.15	Warrant to purchase 10,000 shares of Common Stock of the Company issued to Joseph Giamenco, dated February 2, 1996.(1)	Incorporated By Reference
4.16	Warrant to purchase 25,000 shares of Common Stock of the Company issued to Gus A. Chafoulias, dated February 2, 1996.(1)	Incorporated By Reference
4.17	Warrant to purchase 25,000 shares of Common Stock of the Company issued to JIBS Equities, dated February 2, 1996.(1)	Incorporated By Reference
4.18	Warrant to purchase 25,000 shares of Common Stock of the Company issued to Land O'Lakes, Inc., dated February 2, 1996.(1)	Incorporated By Reference
4.19	6% Convertible Debenture Purchase Agreement dated November 18, 1997 among the Company and the Purchasers named therein.(8)	Incorporated By Reference
4.20	Registration Rights Agreement dated November 18, 1997 among the Company and the Holders named therein.(9)	Incorporated By Reference
4.21-4.23	Intentionally left blank.
4.24	Stock Purchase Warrant issued to CPR (USA) Inc. dated November 18, 1997.(13)	Incorporated By Reference
4.25	Stock Purchase Warrant issued to Libertyview Plus Fund dated November 18, 1997.(14)	Incorporated By Reference

4.26	Stock Purchase Warrant issued to Libertyview Fund, LLC dated November 18, 1997.(15)	Incorporated By Reference
4.27	Warrant issued to CLARCO Holdings dated as of December 1,1997.(16)	Incorporated By Reference
4.28	Warrant issued to CLARCO Holdings dated as of December 1,1997.(17)	Incorporated By Reference
4.29	Intentionally left blank.
4.30	Warrant issued to Henry J. Cardello dated as of April 13, 1998.(20)	Incorporated By Reference
4.31	Warrant issued to Henry J. Cardello dated as of April 30, 1998.(20)	Incorporated By Reference
4.32	Warrant issued to Henry J. Cardello dated as of June 19, 1998.(20)	Incorporated By Reference
4.33	Warrant issued to William Young and Rebecca Young dated as of August 12, 1998.(24)	Incorporated By Reference
4.34	Warrant issued to Henry J. Cardello dated as of September 30, 1998.(24)	Incorporated By Reference
4.35	Warrant issued to American Home Products Corporation dated as of October 15, 1998.(24)	Incorporated By Reference
4.36	Form of Registration Rights Agreement dated April 20, 1999.(25)	Incorporated By Reference
4.37	Subscription Agreement and Investment Letter dated April 20, 1999 (Lombard Odier & Cie).(26)	Incorporated By Reference
4.38	Subscription Agreement and Investment Letter dated April 20, 1999 (H. Leigh Severance).(27)	Incorporated By Reference
4.39	Subscription Agreement and Investment Letter dated April 20, 1999 (H. L. Severance, Inc. Profit Sharing Plan and Trust).(28)	Incorporated By Reference
4.40	Subscription Agreement and Investment Letter dated April 20, 1999 (H. L. Severance, Inc. Pension Plan and Trust).(29)	Incorporated By Reference
4.41	Subscription Agreement and Investment Letter dated April 20, 1999 (Winston R. Wallin).(30)	Incorporated By Reference
#10.1	License Agreement between the Company and Land O'Lakes dated May 7, 1992.(1)	Incorporated By Reference
#10.2	Royalty Agreement between the Company and Land O'Lakes dated May 7, 1992.(1)	Incorporated By Reference
10.3	Intentionally left blank.
10.4	Master Services Agreement between the Company and Land O'Lakes dated May 7, 1992.(1)	Incorporated By Reference
*10.5	GalaGen Inc. 1992 Stock Plan, as amended.(5)	Incorporated By Reference
10.6-10.7	Intentionally left blank.
#10.8	License and Collaboration Agreement between the Company and Chiron Corporation dated March 20, 1995.(1)	Incorporated By Reference
*10.9	GalaGen Inc. Employee Stock Purchase Plan, as amended.(2)	Incorporated By Reference

10.10-10.11	Intentionally left blank.
10.12	Master Equipment Lease between the Company and Cargill Leasing Corporation, dated June 6, 1996.(2)	Incorporated By Reference
10.13	Agreement for Progress Payments between the Company and Cargill Leasing Corporation, dated June 6, 1996.(2)	Incorporated By Reference
10.14	Agreement for Lease between the Company and Land O'Lakes, dated June 3, 1996.(2)	Incorporated By Reference
10.15-10.18	Intentionally left blank.
*10.19	GalaGen Inc. Annual Short Term Incentive Cash Compensation Plan.(4)	Incorporated By Reference
*10.20	GalaGen Inc. Annual Long Term Incentive Stock Option Compensation Plan.(4)	Incorporated By Reference
*10.21	GalaGen Inc. 1997 Incentive Plan.(6)	Incorporated By Reference
10.22	Master Loan and Security Agreement with TransAmerica Business Credit Corporation dated June 8, 1997.(7)	Incorporated By Reference
10.23	Amended and Restated License Agreement between the Company and Land O'Lakes dated March 11, 1998.(19)	Incorporated By Reference
#10.24	License Agreement between the Company and Metagenics, Inc. dated April 7, 1998.(20)	Incorporated By Reference
10.25	Intentionally left blank.
10.26	Asset Purchase Agreement between the Company and Nutrition Medical, Inc., dated September 1, 1998.(21)	Incorporated By Reference
10.27	Intentionally left blank.
10.28	Asset Purchase Agreement Amendment 1 between the Company and Nutrition Medical, Inc., dated October 28, 1998.(22)	Incorporated By Reference
10.29	Asset Purchase Agreement Amendment 2 between the Company and Nutrition Medical, Inc., dated December 23, 1998.(23)	Incorporated By Reference
#10.30	Collaboration and License Agreement between the Company and American Home Products Corporation acting through its Wyeth-Ayerst Laboratories Division, dated October 15, 1998.(24)	Incorporated By Reference
#10.31	Manufacturing and Supply Agreement between the Company and American Home Products Corporation acting through its Wyeth-Ayerst Laboratories Division dated October 15, 1998.(24)	Incorporated By Reference
#10.32	Product Development Collaboration, Manufacturing and Supply, and Retail Marketing Agreement between the Company and General Nutrition Corporation, dated December 22, 1998.(24)	Incorporated By Reference
*10.33	Letter agreement with Henry J. Cardello, dated January 1, 1999.(31)	Incorporated By Reference
10.34	Repurchase Agreement by and between GalaGen Inc. and Chiron Corporation, dated April 1, 1999.(31)	Incorporated By Reference
#10.35	Licensing and Distribution Agreement by and between GalaGen Inc. and American Institutional Products, Inc., dated March 15, 1999.(31)	Incorporated By Reference

*10.36	Letter agreement with Frank L. Kuhar, dated June 3, 1999(32).	Incorporated By Reference
10.37	Licensing and distribution agreement between GalaGen Inc. and American Institutional Products, Inc., dated July 15, 1999.	Incorporated By Reference
##10.38	Licensing Agreement by and between GalaGen Inc. and Novartis Consumer Health, Inc., dated October 25, 1999.	Electronic Transmission
##10.39	Supply Agreement by and between GalaGen Inc. and Novartis Consumer Health, Inc., dated October 25, 1999.	Electronic Transmission
##10.40	Development Agreement by and between GalaGen Inc. and Novartis Consumer Health, Inc., dated December 17, 1999.	Electronic Transmission
11.1	Statement re: computation of per share earnings (loss).	Electronic Transmission
13.1	1999 Annual Report to Shareholders.	Electronic Transmission
23.1	Consent of Ernst & Young LLP.	Electronic Transmission
27.1	Financial Data Schedule for the year ended December 31, 1999.	Electronic Transmission

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
Intentionally not used.

(33)
Incorporated herein by reference to the same numbered Exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 1997 (File No. 0-27976).

(34)
Incorporated herein by reference to the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998 (File No. 0-27976).

(35)
Incorporated herein by reference to the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File No. 0-27976).

(36)
Incorporated herein by reference to Exhibit No. 2.2 to the Company's Report on Form 8-K, dated December 23, 1998 (File No. 0-27976).

(37)
Incorporated herein by reference to Exhibit No. 2.3 to the Company's Report on Form 8-K, dated December 23, 1998 (File No. 0-27976).

(38)
Incorporated herein by reference to the same numbered Exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 1998 (File No. 0-27976).

(39)
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

(43)
Incorporated herein by reference to Exhibit No. 4.9 to Amendment No. 2 to the Company's Registration Statement on Form S-3/A (Registration No. 333-71883).

(44)
Incorporated herein by reference to Exhibit No. 4.10 to Amendment No. 2 to the Company's Registration Statement on Form S-3/A (Registration No. 333-71883).

(45)
Incorporated herein by reference to the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999 (File No. 0-27976).

(46)
Incorporated herein by reference to the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 0-27976).

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

#
Contains portions for which confidential treatment has been granted to the Company.

##
Contains portions for which confidential treatment has been requested by the Company.

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item X. Executive Officers of Registrant
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K