Form 10-Q
period 2000-03-31
GALAGEN INC
filed 2000-05-15
CIK 889872

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the Quarterly Period Ended March 31, 2000.

                                        or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the Transition Period from  _________ to _______.

Commission file number 0-27976.

                                  GalaGen Inc.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                             41-1719104
------------------------------------------------------------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)

      1275 Red Fox Road
      Arden Hills, Minnesota                                        55112-6943
------------------------------------------------------------------------------
  (Address of principal executive offices)                          (Zip Code)

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value - 10,509,127 shares as of May 1, 2000.

                                      INDEX

                                  GALAGEN INC.


                                                                                         PAGE
                                                                                         ----
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Balance Sheets - March 31, 2000 and December 31, 1999.............................3

          Statements of Operations - Three months ended
          March 31, 2000....................................................................4

          Statements of Cash Flows - Three months ended
          March 31, 2000....................................................................5

          Notes to Financial Statements.....................................................6

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations..................................8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......................14


PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds........................................15

Item 6.   Exhibits and Reports on Form 8-K.................................................15

SIGNATURES.................................................................................22

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS           GALAGEN INC.


                                       BALANCE SHEETS


ASSETS
                                                                                                MARCH 31, 2000   DECEMBER 31, 1999
                                                                                               ------------------------------------
                                                                                                   (UNAUDITED)
     Current assets:
       Cash and cash equivalents...........................................................    $    316,670    $    204,817
       Available-for-sale securities.......................................................       2,072,230       2,782,790
       Accounts receivable, net of allowance of $18,188 in 2000 and $18,951 in 1999........          90,251         499,606
       Prepaid expenses....................................................................         531,638         146,023
       Inventory...........................................................................          64,526          56,372
                                                                                               --------------  -----------------
     Total current assets..................................................................       3,075,315       3,689,608

   Property and equipment................................................................           691,481         687,746
       Less accumulated depreciation.......................................................        (433,001)       (400,301)
                                                                                               --------------  -----------------
                                                                                                    258,480         287,445

     Customer list.........................................................................         337,500         360,000
     Other intangible assets...............................................................         252,248         300,872
     Deferred expenses.....................................................................          62,500          93,750
                                                                                               --------------  -----------------
                                                                                                    652,248         754,622


     Total assets..........................................................................     $ 3,986,043     $ 4,731,675
                                                                                               --------------  -----------------
                                                                                               --------------  -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................................................          $   434,080     $   273,717
  Other current liabilities...........................................................              130,408         144,886
                                                                                               --------------  -----------------
Total current liabilities.............................................................              564,488         418,603

Commitments

Other long-term liabilities...........................................................               45,000          45,000

Stockholders' equity:
  Preferred stock, $.01 par value:
     Authorized shares - 15,000,000
     Issued and outstanding shares - none in 2000 and 1999............................                -                -
  Common stock, $.01 par value:
     Authorized shares - 40,000,000
     Issued and outstanding shares - 10,509,127 in 2000; 10,416,462 in 1999...........              105,091         104,165
  Additional paid-in capital..........................................................           64,321,936      64,099,393
  Accumulated deficit ................................................................          (61,050,472)    (59,935,486)
                                                                                               --------------  -----------------
  Total stockholders' equity..........................................................            3,376,555       4,268,072
                                                                                               --------------  -----------------

Total liabilities and stockholders' equity............................................         $  3,986,043    $  4,731,675
                                                                                               --------------  -----------------
                                                                                               --------------  -----------------


                                        See accompanying notes.

Note: The balance sheet at December 31, 1999 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                   GALAGEN INC.

                              STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                        THREE MONTHS ENDED MARCH 31
                                                       -------------------------------
                                                            2000           1999
                                                       -------------------------------
Revenues:
 Product sales.....................................    $           -  $     435,542
 Product licensing revenue.........................                -        100,000
 Product development revenue.......................          100,928         47,991
 Other revenue.....................................           45,987              -
                                                       -------------  -------------
                                                             146,915        583,533
Operating expenses:
 Cost of goods sold................................                -        186,861
 Selling, general and administrative...............          569,139        680,690
 Product development...............................          598,922        436,446
 Depreciation and amortization.....................          135,075        190,415
                                                       -------------  -------------
                                                           1,303,136      1,494,412
                                                       -------------  -------------

Operating loss.....................................       (1,156,221)      (910,879)

Interest income....................................           41,235         55,225
Interest expense...................................                -         (4,750)
                                                       -------------  --------------

Net Loss...........................................    $  (1,114,986) $    (860,404)
                                                       ============== ==============



Net loss per share
       Basic and diluted...........................    $       (0.11) $       (0.10)

Weighted average number of common shares outstanding
  Basic and Diluted................................       10,451,381      8,948,841


                           See accompanying notes.

                                   GALAGEN INC.

                              STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                           THREE MONTHS ENDED MARCH 31
                                                          -------------------------------
                                                              2000            1999
                                                         --------------------------------
OPERATING ACTIVITIES:
Net loss.............................................    $  (1,114,986)  $    (860,404)
Adjustments to reconcile net loss to cash used in
  operating activities:
 Depreciation and amortization.......................          135,074         196,515
 Changes in operating assets and liabilities.........          161,471        (344,910)
                                                         -------------   --------------
Net cash used in operating activities................         (818,441)    ( 1,008,799)
                                                         --------------  --------------

INVESTING ACTIVITIES:
Purchase of property, plant and equipment............           (3,735)         (5,908)
Change in available-for-sale securities, net.........          710,560               -
                                                         -------------   -------------
Net cash  provided (used) by  investing activities...          706,825          (5,908)
                                                         -------------   --------------

FINANCING ACTIVITIES:
Proceeds from common stock..........................           223,469               -
                                                         -------------   -------------
Net cash provided by financing activities............          223,469               -
                                                         -------------   -------------
Increase (decrease) in cash..........................          111,853      (1,014,707)
Cash and cash equivalents at beginning of period.....          204,817       4,081,733
                                                         -------------   -------------
Cash and cash equivalents at end of period...........     $    316,670    $  3,067,026
                                                         =============   =============




SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible promissory notes, plus
  related accrued interest, to common stock..........     $          -    $     54,100




                                       See accompanying notes.

                                  GALAGEN INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    BASIS OF PRESENTATION

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These financial statements should be read in conjunction with the audited financial statements and accompanying notes contained in the Annual Report of GalaGen Inc. (the "Company") on Form 10-K for the fiscal year ended December 31, 1999.

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

         Revenue from product sales is recognized at the time of shipment. Fee revenue is recognized upon exchange for services performed or products delivered that represent the culmination of a separate earnings process. If there are continuing performance obligations related to the services to be provided, or products to be delivered, then the revenue is deferred and recognized as the services and/or products are performed and/or delivered over the term of the arrangement.

ADOPTION OF RECENT STAFF ACCOUNTING BULLETIN

         In December 1999 the Securities & Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") "REVENUE RECOGNITION IN FINANCIAL STATEMENTS," summarizing certain views of the SEC staff in applying generally accepted accounting principles to revenue recognition. The SEC has delayed the required implementation of SAB 101 until the second quarter of 2000 as it considers various implementation issues. The Company continues to analyze the effects of SAB 101 on its financial statements and will adopt it in the second quarter of 2000. The Company believes it will record a cumulative effect adjustment for the change in accounting, a one-time charge to earnings of approximately $700,000, in the second quarter of 2000.

NET LOSS PER SHARE

         Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Basic and diluted loss per share are the same in all years presented as all common share equivalents were antidilutive.

INVENTORY

         Inventories are stated at the lower of cost or market using the first-in, first-out method. The Company periodically evaluates the need for reserves associated with obsolete inventory. Inventory at March 31, 2000 and December 31, 1999 consisted of the following:

                                                           2000                1999
                                                     -----------------    ----------------
                         Raw materials ............  $         43,443     $        46,660
                         Finished goods...........             21,083               9,712
                                                     -----------------    ----------------
                                                     $         64,526     $        56,372
                                                     =================    ================

RECLASSIFICATIONS

         Certain items in these financial statements have been reclassified to conform to the current period presentation.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         The information presented in this item contains forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are subject to risks and uncertainties, including those discussed below under "Disclosure Regarding Forward-Looking Statements" and in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 ("Form 10-K") under "Risk Factors", that could cause actual results to differ materially from those projected. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements.

GENERAL

         GalaGen's mission is to become the leading presence in foods, beverages and dietary supplements that help enhance the immune system and to take advantage of all of colostrum's benefits. A critical factor for success of the Company is its immune-enhancing ingredient which has been branded Proventra(TM) Brand Natural Immune Components ("Proventra"). Proventra is derived from colostrum, the highly nutritious first milk from a dairy cow after its calf is born. The primary components found in Proventra are naturally occurring broad spectrum antibodies or specialized proteins that enhance the body's own immune system to provide protection against harmful micro-organisms. Additional immune-enhancing components found in Proventra include lactoperoxidase, lactoferrin, growth factors and other substances to bolster the body's resistance.

         The Company, in conjunction with strategic partners, continues to expand applications for its technology and is developing a portfolio of Proventra-based products that target the needs of consumers and the healthcare market.

         In 1998, the Company entered into a collaboration and license agreement and a manufacturing and supply agreement with Wyeth-Ayerst Laboratories ("Wyeth-Ayerst"), a division of American Home Products Corporation. The two companies will develop and commercialize a proprietary ingredient with unique antibacterial properties for use in pediatric formula and other nutritional products. The collaboration, during the research and development phase of the product, will be funded by Wyeth-Ayerst through payments to the Company.

         In January 1999, the Company entered into a collaboration agreement with General Nutrition Corporation, Inc. ("GNC") for product development, manufacturing, supply and retail marketing of its Proventra. The agreement calls for the two companies to develop and market a range of immune-enhancing dietary supplements and nutrition formulas. The first product introduced during the second half of 1999 was a tablet supplement called Proventra, which is distributed through GNC and Rite-Aid Drugstores.

         In March 1999, the Company entered into an agreement with Tropicana Products, Inc., a division of PepsiCo Inc. Under this agreement, the two companies will explore development of nutritious beverages for the health-conscious consumer.

         In March 1999, the Company also entered into a licensing and distribution agreement with Hormel Health Labs ("HHL"), a wholly-owned subsidiary of Hormel Foods Corporation. HHL licensed the manufacturing and distribution rights for a new, clinically tested, cultured dairy beverage the Company developed to improve the gastrointestinal health of patients in hospitals and nursing homes. The product includes a patented ingredient combination and will also incorporate the Company's Proventra.

         In July 1999, the Company licensed its line of critical care nutrition products, previously acquired from NM Holdings, Inc. ("NMI"), to HHL. The licensing agreement granted HHL worldwide rights to manufacture, distribute, market and sell the Company's critical care products. Under the terms of the agreement HHL will pay royalties, subject to an annual minimum royalty, to the Company based upon net sales of the specified products. HHL commenced selling the Company's critical care products on a limited basis in September 1999, and on an exclusive basis effective October 1999.

         In October 1999, the Company entered into a collaborative licensing agreement with Novartis Consumer Health Inc. ("Novartis") whereby the Company granted Novartis certain rights to defined Proventra technology. Also in October, the Company and Novartis entered into a supply agreement for which the Company will supply the Proventra ingredients.

         In December 1999, the Company entered into a product development agreement with Novartis.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

         GENERAL. The net loss increased by $254,582, or 29.6%, for the three months ended March 31, 2000 to $1,114,986 from $860,404 for the same period in 1999. The loss increase was due primarily to decreased revenue from the Company's critical care product line and increased product development expense in support of the Company's consumer product programs.

         REVENUES. For the three months ended March 31, 2000 revenues of $146,915 consisted of product development and other revenues, primarily royalty revenues on the Company's critical care product line. For the same period in 1999 revenues of $ 583,533 consisted of approximately $436,000 in product sales, primarily critical care nutrition product sales which were licensed to HHL in July 1999, and approximately $148,000 from product development revenue.

         COST OF GOODS SOLD. For the three months ended March 31, 1999, the cost of goods sold of $186,861 related primarily to the sales of critical care nutrition products.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $111,551, or 16.4%, for the three months ended March 31, 2000 to $569,139 from $680,690 for the first quarter of 1999. Approximately $294,000 of the decrease is due to decreased sales, marketing and personnel expense for the Company's critical care nutrition products, which were licensed to HHL in July 1999, offset by increased sales, marketing and personnel expense for the consumer product programs of approximately $182,000.

         PRODUCT DEVELOPMENT EXPENSES. Expenses for product development increased $162,476, or 37.2%, for the three months ended March 31, 2000 to $598,922 from $436,446 for the three months ended March 31, 1999. The increase was due to increased associated personnel and development expenses in support of the Company's consumer product efforts.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended March 31, 2000 decreased $55,340, or 29.1%, to $135,075 from $190,415 for the same period in 1999. Approximately $77,000 of the decrease was from decreased amortization of warrants and options issued for services, offset by increased intangible asset amortization of approximately $22,000.

         INTEREST INCOME. Interest income for the three months ended March 31, 2000 decreased $13,990, or 25.3%, to $41,235 from $55,225 for the same period in 1999. The decrease is primarily attributable to the decreased level of investable funds.

         INTEREST EXPENSE. For the three months ended March 31, 1999, interest expense was due to the amortization of the value of the warrants plus the value of the discount in connection with the convertible debentures the Company issued in November 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operating activities decreased by $190,358, or 18.9%, for the three months ended March 31, 2000 to $818,441 from $1,008,799 for the same period in 1999. Cash used in operations for the three months ended March 31, 2000 went primarily to fund operating losses. For the same period in 1999, cash used in operations went primarily to fund operating losses, as well as repayment of current obligations and acquisition of operating inventory.

         For the three months ended March 31, the Company invested $3,735 and $5,908, in 2000 and 1999, respectively, in office and computer equipment to support its operations. The Company redeemed $710,560 if its available-for-sale securities for the three months ended March 31, 2000.

         Proceeds from the exercise of common stock options and warrants for the three months ended March 31, 2000 were $223,469.

         The Company anticipates that its existing resources and interest thereon will be sufficient to satisfy its anticipated cash requirements through approximately the first quarter of 2001. The Company's working capital and capital requirements will depend upon numerous factors, including revenue from product sales, revenue from licensing of technology and product development, the progress of the Company's market research, product development and ability to obtain partners with the appropriate manufacturing, sales, distribution and marketing capabilities. The Company's capital requirements also will depend on the levels of resources devoted to the development of manufacturing capabilities, technological advances, the status of competitive products and the ability of the Company to establish partners or strategic alliances to provide funding to the Company for certain manufacturing, sales, product development and marketing activities.

         The Company expects to incur substantial additional marketing expense and product development expense. Capital expenditures may be necessary to establish additional commercial scale manufacturing facilities. The Company will need to raise substantial additional funds for longer-term product development, manufacturing and marketing activities that may be required in the future. The Company's ability to continue funding its planned operations beyond the first quarter of 2001 is dependent upon its ability to generate product revenues or to obtain additional funds through equity or debt financing, strategic alliances, license agreements or from other financing sources. A lack of adequate revenues or funding could eventually result in the insolvency or bankruptcy of the Company. At a minimum, if adequate funds are not available, the Company may be required to delay or to eliminate expenditures for certain of its product development efforts or to license to third parties the rights to commercialize products or technologies that it would otherwise seek to develop itself. Because of the Company's significant long-term capital requirements, it may seek to raise funds when conditions are favorable, even if the Company does not have an immediate need for such additional capital at such time. If the Company has not raised funds prior to when its needs for funding become immediate, the Company may be forced to raise funds when conditions are unfavorable, which could result in significant dilution for current stockholders.

          As of March 31, 2000, the Company's net tangible assets were below the level required by the Nasdaq Stock Market ("Nasdaq") for continued listing on the Nasdaq National Market (the "National Market"). In order to maintain its National Market listing, Nasdaq may ask the Company to submit a plan for meeting the National Market net tangible asset continuing listing requirement. The Company is working diligently to execute a plan to meet the net tangible asset requirement and retain its National Market listing. If Nasdaq does not accept the Company's plan, Nasdaq may take actions to remove the Company's Common Stock from listing on the National Market. If the Company's Common Stock were removed from listing on the National Market, the Company intends to apply to have its Common Stock listing transferred to the Nasdaq SmallCap Market.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-Q for the first quarter ended March 31, 2000 contains certain forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. When used in this Form 10-Q, the words "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. Although the Company believes these statements are reasonable, readers of this Form 10-Q should be aware that actual results could differ materially from those projected by such forward-looking statements as a result of the risk factors listed below and set forth in the Company's Annual Report on Form 10-K for 1999 ("Form 10-K") under the caption "Risk Factors." Readers of this Form 10-Q should consider carefully the factors listed below and under the caption "Risk Factors" in the Company's Form 10-K, as well as the other information and data contained in this Form 10-Q. The Company cautions the reader, however, that such list of factors under the caption "Risk Factors" in the Company's Form 10-K may not be exhaustive and that those or other factors, many of which are outside of the Company's control, could have a material adverse effect on the Company and its results of operations. Factors that could cause actual results to differ include, without limitation, the Company's ability to achieve a profitable level of operations, to generate sufficient working capital and obtain necessary financing to meet capital requirements, loss of Nasdaq National Listing, the Company's ability to form strategic alliances with marketing and distribution partners, the Company's exposure to product liability claims, delays or high costs in product developments, consumers' perception of product safety and quality, the Company's reliance on flawed market research, potential competitors that are larger and financially stronger, the Company's ability to receive regulatory approval for its products and the Company's ability to manufacture an acceptable product on a commercial scale. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth hereunder and under the caption "Risk Factors" in the Company's Form 10-K.

RISK FACTORS

         Certain statements made above (some of which are summarized below), are forward-looking statements that involve risks and uncertainties, and actual results may differ. Factors that could cause actual results to differ include those identified below.

         WE MAY NOT EVER ACHIEVE A PROFITABLE LEVEL OF OPERATIONS.

         Our ability to achieve profitable operations depends in large part on:

     - entering into agreements to develop products and establish markets for those products; and

     - making the transition from a research company to an operating and marketing company.

         We cannot be sure we will be successful in ever achieving either result. We have experienced significant operating losses in each year since our inception in 1987. We have an accumulated deficit of $61 million as of March 31, 2000. We may continue to lose money in the future.

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

         GALAGEN AND THE OWNERS OF SHARES OF OUR COMMON STOCK MAY HAVE DIFFICULTY IN SELLING SHARES OF OUR COMMON STOCK IN THE FUTURE IF OUR COMMON STOCK IS REMOVED FROM LISTING ON THE NASDAQ NATIONAL MARKET.

         We must meet specific requirements for our shares to continue to be listed on the Nasdaq National Market. As of March 31, 2000 our net tangible assets were below the threshold for continued listing on the Nasdaq National Market. The Nasdaq Stock Market may require us to submit a plan demonstrating our ability to achieve sustained compliance with the National Market continued listing requirements, including the net tangible asset requirement. If Nasdaq does not accept our plan for meeting the National Market listing requirements, Nasdaq may remove our Common Stock from listing on the National Market. We cannot be sure that our Common Stock will continue to be listed on the National Market. If our Common Stock were removed from listing on the National Market, we intend to apply to have its listing transferred to the Nasdaq SmallCap Market. If the listing of our Common Stock is transferred from the National Market to the SmallCap Market, it may be more difficult for owners of our Common Stock to sell it through brokers. Additionally, we may have more difficulty raising funds through the sale of our Common Stock or securities convertible into Common Stock.

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

         We are relying on collaborations with larger more established companies to develop and market products containing Proventra. Our collaborators' inability to bring products to market could have a material adverse effect on our business and financial condition. Introduction of new products depends on our ability and our collaborators' ability to accomplish the following:

     -      complete market research;
     -      complete product development;
     -      establish product manufacturing;
     - initiate marketing, sales and distribution activities related to such products; and
     - provide the funding necessary to accomplish such activities.

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

PART II. OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

         In the three months ended March 31, 2000 the Company issued an aggregate of 90,165 shares of Common Stock upon the exercise of outstanding warrants and received aggregate exercise proceeds of $218,235. The shares of common stock were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act.

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

           4.27          Intentionally left blank.

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

           4.33          Warrant  issued to  William  Young  and  Rebecca  Young  dated as of    Incorporated By
                         August 12, 1998.(24)                                                    Reference

           4.34          Warrant  issued  to Henry J.  Cardello  dated  as of  September  30,    Incorporated By
                         1998.(24)                                                               Reference

           4.35          Warrant  issued to American  Home Products  Corporation  dated as of    Incorporated By
                         October 15, 1998.(24)                                                   Reference

           4.36          Form of Registration Rights Agreement dated April 20, 1999.(25)         Incorporated By
                                                                                                 Reference

           4.37          Subscription  Agreement and Investment  Letter dated April 20,  1999    Incorporated By
                         (Lombard Odier & Cie).(26)                                              Reference


      EXHIBIT NO.        DESCRIPTION                                                              METHOD OF FILING
      -----------        -----------                                                              ----------------

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

          *10.19         GalaGen Inc. Annual Short Term Incentive Cash Compensation Plan. (4)    Incorporated By
                                                                                                 Reference

          *10.20         GalaGen Inc.  Annual Long Term Incentive  Stock Option  Compensation    Incorporated By
                         Plan. (4)                                                               Reference

          *10.21         GalaGen Inc. 1997 Incentive Plan. (6)                                   Incorporated By



      EXHIBIT NO.        DESCRIPTION                                                              METHOD OF FILING
      -----------        -----------                                                              ----------------
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

          *10.36         Letter agreement with Frank L. Kuhar, dated June 3, 1999 (32).          Incorporated By
                                                                                                 Reference

           10.37         Licensing  and  distribution  agreement  between  GalaGen  Inc.  and    Incorporated By
                         American Institutional Products, Inc., dated July 15, 1999 (32).        Reference

          ##10.38        Licensing  Agreement  by  and  between  GalaGen  Inc.  and  Novartis    Incorporated By
                         Consumer Health, Inc., dated October 25, 1999 (33).                     Reference



      EXHIBIT NO.        DESCRIPTION                                                              METHOD OF FILING
      -----------        -----------                                                              ----------------

          ##10.39        Supply  Agreement by and between GalaGen Inc. and Novartis  Consumer    Incorporated By
                         Health, Inc., dated October 25, 1999 (33).                              Reference


          ##10.40        Development  Agreement  by and between  GalaGen  Inc.  and  Novartis    Incorporated By
                         Consumer Health, Inc., dated December 17, 1999 (33).                    Reference

           27.1          Financial Data Schedule for the period ended March 31, 2000.            Electronic
                                                                                                 Transmission

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

         (16)  Intentionally not used.

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

        (33) Incorporated herein by reference to the same numbered Exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 1999 (File No. 0-27976).

          * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

          # Contains portions for which confidential treatment has been granted to the Company.

         ## Contains portions for which confidential treatment has been requested by the Company.

(B)      REPORTS ON FORM 8-K

               No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  GALAGEN INC.
                                  (Registrant)

Date:  May 15, 2000             By:   /s/ Henry J. Cardello
                                      ---------------------
                                      Henry J. Cardello,
                                      Chief Executive Officer


Date:  May 15, 2000             By:   /s/ Franklin L. Kuhar
                                      ---------------------
                                      Franklin L. Kuhar,
                                      Vice President, Chief Financial Officer,
                                      Secretary (Principal Financial Officer
                                      and Principal Accounting Officer)

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

           4.27          Intentionally left blank.

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

           4.40          Subscription  Agreement and Investment  Letter dated April 20,  1999    Incorporated By
                         (H. L. Severance, Inc. Pension Plan and Trust).(29)                     Reference

           4.41          Subscription  Agreement and Investment  Letter dated April 20,          Incorporated By


      EXHIBIT NO.        DESCRIPTION                                                              METHOD OF FILING
      -----------        -----------                                                              ----------------

                         1999 (Winston R. Wallin).(30)                                           Reference
           #10.1         License  Agreement between the Company and Land O'Lakes dated May 7,    Incorporated By
                         1992.(1)                                                                Reference

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

          *10.21         GalaGen Inc. 1997 Incentive Plan. (6)                                   Incorporated By
                                                                                                 Reference

           10.22         Master  Loan  and  Security  Agreement  with  TransAmerica  Business    Incorporated By
                         Credit Corporation dated June 8, 1997. (7)                              Reference

           10.23         Amended and Restated License  Agreement between the Company and Land    Incorporated By
                         O'Lakes dated March 11, 1998. (19)                                      Reference

          #10.24         License  Agreement  between the Company and  Metagenics,  Inc. dated    Incorporated By
                         April 7, 1998. (20)                                                     Reference

           10.25         Intentionally left blank.


      EXHIBIT NO.        DESCRIPTION                                                              METHOD OF FILING
      -----------        -----------                                                              ----------------

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

          *10.36         Letter agreement with Frank L. Kuhar, dated June 3, 1999 (32).          Incorporated By
                                                                                                 Reference

           10.37         Licensing  and  distribution  agreement  between  GalaGen  Inc.  and    Incorporated By
                         American Institutional Products, Inc., dated July 15, 1999 (32).        Reference

          ##10.38        Licensing  Agreement  by  and  between  GalaGen  Inc.  and  Novartis    Incorporated By
                         Consumer Health, Inc., dated October 25, 1999 (33).                     Reference

          ##10.39        Supply  Agreement by and between GalaGen Inc. and Novartis  Consumer    Incorporated By
                         Health, Inc., dated October 25, 1999 (33).                              Reference


          ##10.40        Development  Agreement  by and between  GalaGen  Inc.  and  Novartis    Incorporated By
                         Consumer Health, Inc., dated December 17, 1999 (33).                    Reference

           27.1          Financial Data Schedule for the period ended March 31, 2000.            Electronic
                                                                                                 Transmission

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

         (16)  Intentionally not used.

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

         (33) Incorporated herein by reference to the same numbered Exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 1999 (File No. 0-27976).

          * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

          # Contains portions for which confidential treatment has been granted to the Company.

         ## Contains portions for which confidential treatment has been requested by the Company.