Form 10-Q
period 2000-06-30
GALAGEN INC
filed 2000-08-14
CIK 889872

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the Quarterly Period Ended June 30, 2000.
                                     --------------

                                       or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the Transition Period from_____________________ to __________________.

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
         Yes   X         No
            ------         ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value - 10,518,371 shares as of August 4, 2000.

                                      INDEX

                                  GALAGEN INC.


                                                                                                               Page
                                                                                                               ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Balance Sheets - June 30, 2000 and December 31, 1999...................................................3

          Statements of Operations - Three and six months ended
          June 30, 2000 and June 30, 1999........................................................................4

          Statements of Cash Flows - Six months ended
          June 30, 2000 and June 20, 1999........................................................................5

          Notes to Financial Statements..........................................................................6

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations.......................................................8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk............................................14


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders...................................................15

Item 6.   Exhibits and Reports on Form 8-K......................................................................15

SIGNATURES......................................................................................................22

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                       GALAGEN INC.

                                                  BALANCE SHEETS


ASSETS
                                                                                                 JUNE 30, 2000   DECEMBER 31, 1999
                                                                                               -------------------------------------
                                                                                                   (UNAUDITED)
Current assets:
  Cash and cash equivalents................................................................    $    196,395    $    204,817
  Available-for-sale securities............................................................       1,195,238       2,782,790
  Accounts receivable, net of allowance of $18,188 in 2000 and $18,951 in 1999.............         102,211         499,606
  Prepaid expenses.........................................................................         445,119         146,023
  Inventory................................................................................         143,244          56,372
                                                                                                -----------    ------------
Total current assets.......................................................................       2,082,207       3,689,608
Property and equipment.....................................................................         693,776         687,746
  Less accumulated depreciation............................................................        (465,701)       (400,301)
                                                                                                -----------    ------------
                                                                                                    228,075         287,445
Customer list..............................................................................         315,000         360,000
Other intangible assets....................................................................         203,624         300,872
Deferred expenses..........................................................................          31,250          93,750
                                                                                                -----------    ------------
                                                                                                    549,874         754,622
                                                                                                -----------    ------------
Total assets...............................................................................     $ 2,860,156    $  4,731,675
                                                                                                ===========    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................................          $   447,171    $    273,717
  Other current liabilities...........................................................               58,922         144,886
                                                                                                -----------    ------------
Total current liabilities.............................................................              506,093         418,603
Commitments
Other long-term liabilities...........................................................               45,000          45,000
Stockholders' equity:
  Preferred stock, $.01 par value:
     Authorized shares - 15,000,000
     Issued and outstanding shares - none in 2000 and 1999............................                    -               -
  Common stock, $.01 par value:
     Authorized shares - 40,000,000
     Issued and outstanding shares - 10,518,371 in 2000; 10,416,462 in 1999...........              105,184         104,165
  Additional paid-in capital..........................................................           64,335,622      64,099,393
  Accumulated deficit ................................................................          (62,131,743)    (59,935,486)
                                                                                                -----------    ------------
  Total stockholders' equity..........................................................            2,309,063       4,268,072
                                                                                                -----------    ------------
Total liabilities and stockholders' equity............................................          $ 2,860,156    $  4,731,675
                                                                                                ===========    ============

                             See accompanying notes.

Note: The balance sheet at December 31, 1999 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                  GALAGEN INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED JUNE 30      SIX MONTHS ENDED JUNE 30
                                                       --------------------------------------------------------------
                                                            2000           1999            2000           1999
                                                       --------------------------------------------------------------
Revenues:
 Product sales.....................................    $       6,459  $     481,237   $       6,459  $     916,779
 Product licensing, development and other revenues.          117,542        127,205         264,457        275,196
                                                       -------------  -------------   -------------  -------------
                                                             124,001        608,442         270,916      1,191,975
Operating expenses:
 Cost of goods sold................................            2,806        202,210           2,806        389,071
 Selling, general and administrative...............          579,922        857,095       1,149,061      1,595,285
 Product development...............................          515,471        403,308       1,114,393        782,254
 Depreciation and amortization.....................          135,075        176,667         270,150        367,082
                                                       -------------  -------------   -------------  -------------
                                                           1,233,274      1,639,280       2,536,410      3,133,692
                                                       -------------  -------------   -------------  -------------
Operating loss.....................................       (1,109,273)    (1,030,838)     (2,265,494)    (1,941,717)
Interest income....................................           28,002         40,919          69,237         96,144
Interest expense...................................                -         (5,977)              -        (10,727)
                                                       -------------  --------------  -------------  --------------
Net loss...........................................    $  (1,081,271) $    (995,896)  $  (2,196,257) $  (1,856,300)
                                                       ============== ==============  ============== ==============
Net loss per share
       Basic and Diluted...........................    $        (0.10)$        (0.10) $        (0.21)$        (0.20)
Weighted average number of common shares outstanding
    Basic and Diluted..............................        10,509,229     10,042,618      10,480,305      9,498,555


                             See accompanying notes.

                                  GALAGEN INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             SIX MONTHS ENDED JUNE 30
                                                          -------------------------------
                                                              2000            1999
                                                         --------------------------------
OPERATING ACTIVITIES:
Net loss.............................................    $  (2,196,257)  $  (1,856,300)
Adjustments to reconcile net loss to cash used in
  operating activities:
 Depreciation and amortization.......................          270,148         391,226
 Changes in operating assets and liabilities.........           98,917        (494,486)
                                                         -------------   --------------
Net cash used in operating activities................       (1,827,192)    ( 1,959,560)
                                                         --------------  --------------

INVESTING ACTIVITIES:
Payment for asset purchase...........................                -        (113,901)
Purchase of property, plant and equipment............           (6,030)         (8,001)
Change in available-for-sale securities, net.........        1,587,552        (493,287)
                                                         -------------   ---------------
Net cash  provided (used) by  investing activities...        1,581,522        (615,189)
                                                         -------------   --------------

FINANCING ACTIVITIES:
Proceeds from common stock..........................           237,248       1,912,189
Payment for warrant repurchase......................                 -        (375,000)
Net payment on debt.................................                 -         (39,096)
                                                         -------------   --------------
Net cash provided by financing activities............          237,248       1,498,093
                                                         -------------   -------------
Increase (decrease) in cash..........................           (8,422)     (1,076,656)
Cash and cash equivalents at beginning of period.....          204,817       4,081,733
                                                         -------------   -------------
Cash and cash equivalents at end of period...........     $    196,395    $  3,005,077
                                                         =============   =============
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible promissory notes, plus
  related accrued interest, to common stock..........     $          -    $    217,475



                             See accompanying notes.

                                  GALAGEN INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.        BASIS OF PRESENTATION

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These financial statements should be read in conjunction with the audited financial statements and accompanying notes contained in the Annual Report of GalaGen Inc. (the "Company") on Form 10-K for the fiscal year ended December 31, 1999.

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

ADOPTION OF RECENT STAFF ACCOUNTING BULLETIN

         In December 1999 the Securities & Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") "REVENUE RECOGNITION IN FINANCIAL STATEMENTS," summarizing certain views of the SEC staff in applying generally accepted accounting principles to revenue recognition. The SEC has delayed the required implementation of SAB 101 until the fourth quarter of 2000 as it considers various implementation issues. The Company continues to analyze the effects of SAB 101 on its financial statements and will adopt it in the fourth quarter of 2000. The Company believes it will record a cumulative effect adjustment for the change in accounting, a one-time charge to earnings of approximately $700,000, in the fourth quarter of 2000.


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

INVENTORY

         Inventories are stated at the lower of cost or market using the first-in, first-out method. The Company periodically evaluates the need for reserves associated with obsolete inventory. Inventory at June 30, 2000 and December 31, 1999 consisted of the following:


                                                           2000                1999
                                                     -----------------    ----------------
                         Raw materials ............  $         61,316     $        46,660
                         Finished goods...........             81,928               9,712
                                                     -----------------    ----------------
                                                     $        143,244     $        56,372
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

         In July 2000, the Company entered into an agreement with Estee Lauder Inc. to supply its colostrum-based ingredient for use in cosmetic skin care products.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

         GENERAL. The net loss increased by $85,375, or 8.6%, for the three months ended June 30, 2000 to $1,081,271 from $995,896 for the same period in 1999.

         REVENUES. For the three months ended June 30, 2000 revenues of $124,001 consisted primarily of product development revenue and royalty revenue, on the Company's critical care product line. For the same period in 1999 revenues of $ 608,442 consisted of approximately $481,000 in product sales, primarily critical care nutrition product sales which were licensed to HHL in July 1999, and approximately $127,000 from product development revenue.

         COST OF GOODS SOLD. For the three months ended June 30, 2000 and 1999, the cost of goods sold of $2,806 and $202,210, respectively, related primarily to the product sales.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $277,173, or 32.3%, for the three months ended June 30, 2000 to $579,922 from $857,905 for the first quarter of 1999. The decrease is primarily due to decreased sales, marketing and personnel expense for the Company's critical care nutrition products, which were licensed to HHL in July 1999.

         PRODUCT DEVELOPMENT EXPENSES. Expenses for product development increased $112,163, or 27.8%, for the three months ended June 30, 2000 to $515,471 from $403,308 for the three months ended June 30, 1999. The increase was due to increased expenses in support of the Company's consumer product efforts.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended June 30, 2000 decreased $41,592, or 23.5%, to $135,075 from $176,667 for the same period in 1999. The decrease was primarily due to decreased amortization of warrants and options issued for services.

         INTEREST INCOME. Interest income for the three months ended June 30, 2000 decreased $12,917, or 31.6%, to $28,002 from $40,919 for the same period in 1999. The decrease is primarily attributable to the decreased level of investable funds.

         INTEREST EXPENSE. For the three months ended June 30, 1999, interest expense of $5,977 was due to the amortization of the value of the warrants plus the value of the discount in connection with the convertible debentures, which were fully redeemed by May 1999.

FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

         GENERAL. The net loss increased by $339,957, or 18.3%, for the six months ended June 30, 2000 to $2,196,257 from $1,856,300 for the same period in 1999. The loss increase was due primarily to decreased revenue from the Company's critical care product line and increased product development expense in support of the Company's consumer product programs.

         REVENUES. For the six months ended June 30, 2000, revenues of $270,916 consisted primarily of product development revenue and royalty revenue. For the same period in 1999, revenues of $1,191,975 consisted of approximately $917,000 of critical care nutrition product sales which were licensed to HHL in July 1999, and approximately $275,000 from product development revenue.

         COST OF GOODS SOLD. For the six months ended June 30, 2000 and 1999, the cost of goods sold of approximately $3,000 and $389,000, respectively, was related to the product sales.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $446,224, or 28.0%, for the six months ended June 30, 2000 to $1,149,061 from $1,595,285 for the first six months of 1999. Approximately $575,000 of the decrease is due to decreased sales, marketing and personnel expense related to the Company's critical care nutrition products which were licensed to HHL in July 1999, offset by increased expenses of approximately $129,000 associated with the consumer product programs.

         PRODUCT DEVELOPMENT EXPENSES. Expenses for product development increased $332,139, or 42.5%, for the six months ended June 30, 2000 to $1,114,393 from $782,254 for the same period in 1999. The increase was due to increased associated personnel and development expenses in support of the Company's consumer product efforts.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the six months ended June 30, 2000 decreased $96,932, or 26.4%, to $270,150 from $367,082 for the same period in 1999. The decrease was primarily due to decreased amortization of warrants and options issued for services of approximately $130,000, offset by increased intangible asset amortization of approximately $33,000.

         INTEREST INCOME. Interest income for the six months ended June 30, 2000 decreased $26,907, or 28.0%, to $69,237 from $96,144 for the same period in 1999. The decrease was primarily attributable to the decreased level of invested funds.

         INTEREST EXPENSE. Interest expense for the six months ended June 30, 1999 was $10,727, and resulted from the amortization of the value of the warrants plus the value of the discount in connection with the Company's convertible debentures, which were fully redeemed by May 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operating activities decreased by $132,368, or 6.75%, for the six months ended June 30, 2000 to $1,827,192 from $1,959,560 for the same period in 1999. Cash used in operations for the six months ended June 30, 2000 went primarily to fund operating losses. For the same period in 1999, cash used in operations went primarily to fund operating losses, as well as repayment of current obligations and acquisition of operating inventory.

         For the six months ended June 30, the Company invested $6,030 and $8,001, in 2000 and 1999, respectively, in computer and manufacturing equipment to support its operations. The Company redeemed $1,587,552 0f its available-for-sale securities for the six months ended June 30, 2000, and invested $493,287 in available-for-sale securities for the same period in 1999. For the six months ended June 30, 1999 the Company invested $113,901 in purchased product development technology relating to an asset purchase agreement with Marketing Ventures of America, Inc., of which the Chief Executive Officer of the Company is a 100% shareholder.

         Proceeds from the exercise of common stock options and warrants for the six months ended June 30, 2000 were $237,248. For the six months ended June 30, 1999 proceeds from the sale of common stock and the exercise of common stock options and warrants were $1,912,189. The Company repurchased warrants for $375,000 and repaid debt of $39,096 during the six months ended June 30, 1999.

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

         The Company expects to incur substantial additional marketing expense and product development expense. Capital expenditures may be necessary to establish additional commercial scale manufacturing facilities. The Company will need to raise substantial additional funds for longer-term product development, manufacturing and marketing activities that may be required in the future. The Company's ability to continue funding its planned operations is dependent upon its ability to generate product revenues or to obtain additional funds through equity or debt financing, strategic alliances, license agreements or from other financing sources. A lack of adequate revenues or funding could eventually result in the insolvency or bankruptcy of the Company. At a minimum, if adequate funds are not available, the Company may be required to delay or to eliminate expenditures for certain of its product development efforts or to license to third parties the rights to commercialize products or technologies that it would otherwise seek to develop itself. Because of the Company's significant long-term capital requirements, it may seek to raise funds when conditions are favorable, even if the Company does not have an immediate need for such additional capital at such time. If the Company has not raised funds prior to when its needs for funding become immediate, the Company may be forced to raise funds when conditions are unfavorable, which could result in significant dilution for current stockholders.

          At June 30, 2000, the Company's net tangible assets were below the level required by the Nasdaq Stock Market ("Nasdaq") for continued listing on the Nasdaq National Market (the "National Market"). Based on the Company's net tangible assets, the administrative staff of Nasdaq has recommended that the Company's Common Stock be removed from listing on the National Market. The Company has appealed the staff recommendation to a Nasdaq Listing Qualifications Panel. There will be no change in the Company's listing on the National Market pending the outcome of that appeal, which will be heard on August 31, 2000. If the Company's Common Stock were removed from listing on the National Market, the Company intends to apply to have its Common Stock listing transferred to the Nasdaq SmallCap Market.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-Q for the second quarter ended June 30, 2000 contains certain forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. When used in this Form 10-Q, the words "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. Although the Company believes these statements are reasonable, readers of this Form 10-Q should be aware that actual results could differ materially from those projected by such forward-looking statements as a result of the risk factors listed below and set forth in the Company's Annual Report on Form 10-K for 1999 ("Form 10-K") under the caption "Risk Factors." Readers of this Form 10-Q should consider carefully the factors listed below and under the caption "Risk Factors" in the Company's Form 10-K, as well as the other information and data contained in this Form 10-Q. The Company cautions the reader, however, that such list of factors under the caption "Risk Factors" in the Company's Form 10-K may not be exhaustive and that those or other factors, many of which are outside of the Company's control, could have a material adverse effect on the Company and its results of operations. Factors that could cause actual results to differ include, without limitation, the Company's ability to achieve a profitable level of operations, to generate sufficient working capital and obtain necessary financing to meet capital requirements, loss of Nasdaq National Listing, the Company's ability to form strategic alliances with marketing and distribution partners, the Company's exposure to product liability claims, delays or high costs in product developments, consumers' perception of product safety and quality, the Company's reliance on flawed market research, potential competitors that are larger and financially stronger, the Company's ability to receive regulatory approval for its products and the Company's ability to manufacture an acceptable product on a commercial scale. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth hereunder and under the caption "Risk Factors" in the Company's Form 10-K.


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

         We cannot be sure we will be successful in ever achieving either result. We have experienced significant operating losses in each year since our inception in 1987. We have an accumulated deficit of $62 million as of June 30, 2000. We may continue to lose money in the future.

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


         We must meet specific requirements for our shares to continue to be listed on the Nasdaq National Market. At June 30, 2000 our net tangible assets were below the threshold for continued listing on the Nasdaq National Market. Based on the Company's net tangible assets, the administrative staff of Nasdaq has recommended that the Company's Common Stock be removed from listing on the National Market. The Company has appealed the staff recommendation to a Nasdaq Listing Qualifications Panel. There will be no change in the Company's listing on the National Market pending the outcome of that appeal, which will be heard on August 31, 2000. If our Common Stock were removed from listing on the National Market, we intend to apply to have its listing transferred to the Nasdaq SmallCap Market. If the listing of our Common Stock is transferred from the National Market to the

SmallCap Market, it may be more difficult for owners of our Common Stock to sell it through brokers. Additionally, we may have more difficulty raising funds through the sale of our Common Stock or securities convertible into Common Stock.


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

PART II. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's 1999 Annual Meeting of Stockholders held on May 23, 2000, the stockholders approved the following:

        (a) the election of directors to serve until their successors are duly elected. Each nominated director was elected as follows:


               Director-Nominee                         Votes For          Votes Withheld
               ----------------                         ---------          --------------
               Robert A. Hoerr, M.D., Ph.D.              7,671,529                 20,187
               Helmut B. Breuer                          7,671,529                 20,187
               Henry J. Cardello                         7,671,529                 20,187
               Austen S. Cargill II, Ph.D.               7,671,529                 20,187
               Ronald O. Ostby                           7,671,529                 20,187
               Winston R. Wallin                         7,670,029                 21,687

        (b) a proposal to ratify the appointment of Ernst & Young LLP to serve as independent public accountants of the Company for the year ending December 31, 2000. The proposal received 7,657,265 votes for, and 4,975 votes against, ratification. There were 29,476 abstentions and 0 broker non-votes.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
(a.)      EXHIBITS


      EXHIBIT NO.        DESCRIPTION                                                             METHOD OF FILING
      -----------        -----------                                                             -----------------
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


      EXHIBIT NO.        DESCRIPTION                                                             METHOD OF FILING
      -----------        -----------                                                             -----------------
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

           4.28          Warrant issued to CLARCO Holdings dated as of December 1,1997.(17)      Incorporated By
                                                                                                 Reference
           4.29          Intentionally left blank.

           4.30          Warrant issued to Henry J. Cardello dated as of April 13, 1998. (20)    Incorporated By
                                                                                                 Reference


           4.31          Warrant issued to Henry J. Cardello dated as of April 30, 1998. (20)    Incorporated By
                                                                                                 Reference


           4.32          Warrant issued to Henry J. Cardello dated as of June 19, 1998. (20)     Incorporated By
                                                                                                 Reference

           4.33          Warrant  issued to  William  Young  and  Rebecca  Young  dated as of    Incorporated By







      EXHIBIT NO.        DESCRIPTION                                                             METHOD OF FILING
      -----------        -----------                                                             -----------------
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

           10.12         Master Equipment Lease between the Company and Cargill Leasing          Incorporated By
                         Corporation, dated June 6, 1996. (2)                                    Reference

           10.13         Agreement for Progress Payments between the Company and Cargill         Incorporated By
                         Leasing Corporation, dated June 6, 1996. (2)                            Reference


      EXHIBIT NO.        DESCRIPTION                                                             METHOD OF FILING
      -----------        -----------                                                             -----------------
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

          *10.20         GalaGen Inc. Annual Long Term Incentive Stock Option Compensation       Incorporated By
                         Plan. (4)                                                               Reference


          *10.21         GalaGen Inc. 1997 Incentive Plan. (6)                                   Incorporated By
                                                                                                 Reference

           10.22         Master Loan and Security Agreement with TransAmerica Business           Incorporated By
                         Credit Corporation dated June 8, 1997. (7)                              Reference

           10.23         Amended and Restated License Agreement between the Company and Land     Incorporated By
                         O'Lakes dated March 11, 1998. (19)                                      Reference

                         License Agreement between the Company and Metagenics, Inc. dated        Incorporated By
          #10.24         April 7, 1998. (20)                                                     Reference

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


          *10.33         Letter agreement with Henry J. Cardello, dated January 1, 1999.(31)     Incorporated By
                                                                                                 Reference

           10.34         Repurchase Agreement by and between GalaGen Inc. and Chiron             Incorporated By
                         Corporation, dated April 1, 1999.(31)                                   Reference


      EXHIBIT NO.        DESCRIPTION                                                             METHOD OF FILING
      -----------        -----------                                                             -----------------
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

           10.38        Licensing Agreement by and between GalaGen Inc. and Novartis            Incorporated By
                         Consumer Health, Inc., dated October 25, 1999 (33).                     Reference


           10.39        Supply Agreement by and between GalaGen Inc. and Novartis Consumer      Incorporated By
                         Health, Inc., dated October 25, 1999 (33).                              Reference

           10.40        Development Agreement by and between GalaGen Inc. and Novartis          Incorporated By
                         Consumer Health, Inc., dated December 17, 1999 (33).                    Reference


           27.1          Financial Data Schedule for the period ended June 30, 2000.             Electronic
                                                                                                 Transmission

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

(b)      REPORTS ON FORM 8-K

               No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  GalaGen Inc.
                                  ----------------------------------------------
                                  (Registrant)

Date:  August 14, 2000            By:   /s/ Henry J. Cardello
                                        ----------------------------------------
                                        Henry J. Cardello,
                                        Chief Executive Officer


Date:  August 14, 2000            By:   /s/ Franklin L. Kuhar
                                        ----------------------------------------
                                        Franklin L. Kuhar,
                                        Vice President, Chief Financial Officer,
                                        Secretary (Principal Financial Officer
                                        and Principal Accounting Officer)

                                 EXHIBIT INDEX



      EXHIBIT NO.        DESCRIPTION                                                             METHOD OF FILING
      -----------        -----------                                                             -----------------
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


      EXHIBIT NO.        DESCRIPTION                                                             METHOD OF FILING
      -----------        -----------                                                             -----------------

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

           4.40          Subscription Agreement and Investment Letter dated April 20, 1999       Incorporated By
                         (H. L. Severance, Inc. Pension Plan and Trust).(29)                     Reference

           4.41          Subscription Agreement and Investment Letter dated April 20,            Incorporated By



      EXHIBIT NO.        DESCRIPTION                                                             METHOD OF FILING
      -----------        -----------                                                             -----------------
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

          *10.20         GalaGen Inc.  Annual Long Term Incentive  Stock Option  Compensation    Incorporated By
                         Plan. (4)                                                               Reference


          *10.21         GalaGen Inc. 1997 Incentive Plan. (6)                                   Incorporated By
                                                                                                 Reference

           10.22         Master  Loan  and  Security  Agreement  with  TransAmerica  Business    Incorporated By
                         Credit Corporation dated June 8, 1997. (7)                              Reference

           10.23         Amended and Restated License  Agreement between the Company and Land    Incorporated By
                         O'Lakes dated March 11, 1998. (19)                                      Reference

                         License  Agreement  between the Company and  Metagenics,  Inc. dated    Incorporated By
          #10.24         April 7, 1998. (20)                                                     Reference

           10.25         Intentionally left blank.


      EXHIBIT NO.        DESCRIPTION                                                             METHOD OF FILING
      -----------        -----------                                                             -----------------
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

           10.28         Asset Purchase Agreement Amendment 1 between the Company and            Incorporated By
                         Nutrition Medical, Inc., dated  October 28, 1998.(22)                   Reference

           10.29         Asset Purchase Agreement Amendment 2 between Company and                Incorporated By
                         Nutrition Medical, Inc., dated  December 23, 1998.(23)                  Reference

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

           10.38        Licensing Agreement by and between GalaGen Inc. and Novartis            Incorporated By
                         Consumer Health, Inc., dated October 25, 1999 (33).                     Reference

           10.39        Supply Agreement by and between GalaGen Inc. and Novartis Consumer      Incorporated By
                         Health, Inc., dated October 25, 1999 (33).                              Reference

           10.40        Development Agreement by and between GalaGen Inc. and Novartis          Incorporated By
                         Consumer Health, Inc., dated December 17, 1999 (33).                    Reference


           27.1          Financial Data Schedule for the period ended June 30, 2000.             Electronic
                                                                                                 Transmission

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