Form 10-Q
period 2000-09-30
GALAGEN INC
filed 2000-11-14
CIK 889872

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the Quarterly Period Ended September 30, 2000.

                                              or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Transition Period from _____________________ to
    _____________________.

Commission file number 0-27976.

                                  GalaGen Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                              41-1719104
--------------------------------------------------------------------------------
 (State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)              Identification No.)

  301 Carlson Parkway, Suite 301
    Minnetonka, Minnesota                          55305
--------------------------------------------------------------------------------
 (Address of principal executive offices)         (Zip Code)

                                 (952) 258-5500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                               1275 Red Fox Road
                         Arden Hills, Minnesota  55112
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value - 12,268,371 shares as of October 31, 2000.

                                      INDEX

                                  GALAGEN INC.


                                                                                      PAGE
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)


          Balance Sheets - September 30, 2000 and December 31, 1999......................3

          Statements of Operations - Three and nine months ended
          September 30, 2000 and September 30, 1999......................................4

          Statements of Cash Flows - Nine months ended
          September 30, 2000 and September 30, 1999......................................5

          Notes to Financial Statements..................................................6

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations...............................8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk....................14


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K..............................................15

SIGNATURES..............................................................................21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                       GALAGEN INC.

                                                  BALANCE SHEETS

                                                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                                                       2000             1999
                                                                                                    ----------------------------
                                                                                                     (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents .....................................................................   $    800,191    $    204,817
  Available-for-sale securities .................................................................           --         2,782,790
  Accounts receivable, net of allowance of $13,136 in 2000 and $18,951 in 1999 ..................         83,801         499,606
  Prepaid expenses ..............................................................................        349,801         146,023
  Inventory .....................................................................................        132,077          56,372
                                                                                                   ------------    ------------
  Total current assets ..........................................................................      1,365,870       3,689,608

  Property and equipment.........................................................................        702,287         687,746
    Less accumulated depreciation ...............................................................       (498,401)       (400,301)
                                                                                                    ------------    ------------
                                                                                                         203,886         287,445

  Customer list .................................................................................        292,500         360,000
  Other intangible assets .......................................................................        154,999         300,872
  Deferred expenses .............................................................................           --            93,750
                                                                                                    ------------    ------------
                                                                                                         447,499         754,622

  Total assets ..................................................................................   $  2,017,255    $  4,731,675
                                                                                                    ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..............................................................................   $    920,012    $    273,717
  Other current liabilities .....................................................................           --           144,886
                                                                                                    ------------    ------------
Total current liabilities .......................................................................        920,012         418,603

Commitments

Other long-term liabilities .....................................................................         45,000          45,000


Stockholders' equity:
  Preferred stock, $.01 par value:
     Authorized shares - 15,000,000
     Issued and outstanding shares - none in 2000 and 1999 ......................................           --              --
  Common stock, $.01 par value:
     Authorized shares - 40,000,000
     Issued and outstanding shares - 10,518,371 in 2000; 10,416,462 in 1999 .....................        105,184         104,165
  Additional paid-in capital ....................................................................     64,335,622      64,099,393
  Accumulated deficit ...........................................................................    (63,388,563)    (59,935,486)
                                                                                                    ------------    ------------
  Total stockholders' equity ....................................................................      1,052,243       4,268,072
                                                                                                    ------------    ------------
Total liabilities and stockholders' equity ......................................................   $  2,017,255    $  4,731,675
                                                                                                    ============    ============


                                        See accompanying notes.

Note: The balance sheet at December 31, 1999 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Refer to footnote three of Notes to Financial Statements.

                                  GALAGEN INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                               SEPTEMBER  30                  SEPTEMBER 30
                                                       --------------------------------------------------------------
                                                            2000           1999            2000           1999
                                                       --------------------------------------------------------------
Revenues:
 Product sales.....................................    $       2,853  $     577,613   $       9,312  $   1,494,392
 Product licensing, development and other revenues.          101,976        319,220         366,433        594,416
                                                       -------------  -------------   -------------  -------------
                                                             104,829        896,833         375,745      2,088,808
Operating expenses:
 Cost of goods sold................................            1,976        246,620           4,782        635,691
 Selling, general and administrative...............          614,231        608,029       1,763,292      2,260,814
 Product development...............................          627,936        656,274       1,742,329      1,381,028
 Depreciation and amortization.....................          135,075        157,340         405,225        524,422
                                                       -------------  -------------   -------------  -------------
                                                           1,379,218      1,668,263       3,915,628      4,801,955
                                                       -------------  -------------   -------------  -------------
Operating loss.....................................       (1,274,389)      (771,430)     (3,539,883)    (2,713,147)

Interest income....................................           17,569         35,404          86,806        131,548
Interest expense...................................                -              -               -        (10,727)
                                                       -------------  -------------   -------------  --------------

Net loss...........................................    $  (1,256,820) $    (736,026)  $  (3,453,077) $  (2,592,326)
                                                       ============== ==============  ============== ==============


Net loss per share
       Basic and Diluted...........................    $       (0.12) $       (0.07)  $       (0.33) $       (0.26)

Weighted average number of common shares outstanding
    Basic and Diluted..............................       10,518,371     10,408,535      10,493,086      9,805,215


                             See accompanying notes.

                                  GALAGEN INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)






                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30
                                                          -------------------------------
                                                              2000            1999
                                                         --------------------------------
OPERATING ACTIVITIES:
Net loss.............................................    $  (3,453,077)  $  (2,592,326)
Adjustments to reconcile net loss to cash used in
  operating activities:
 Depreciation and amortization.......................          405,223         548,565
 Changes in operating assets and liabilities........           637,731        (448,060)
                                                         -------------   --------------
Net cash used in operating activities................       (2,410,123)     (2,491,821)
                                                         --------------  --------------

INVESTING ACTIVITIES:
Payment for asset purchase...........................                -        (113,901)
Purchase of property, plant and equipment............          (14,541)        (11,816)
Change in available-for-sale securities, net.........        2,782,790        (499,158)
                                                         -------------   --------------
Net cash provided (used) by  investing activities...         2,768,249        (624,875)
                                                         -------------   --------------

FINANCING ACTIVITIES:
Proceeds from common stock..........................           237,248       1,894,689
Payment for warrant repurchase......................                 -        (375,000)
Net payment on debt.................................                 -         (39,096)
                                                         -------------   --------------
Net cash provided by financing activities............          237,248       1,480,593
                                                         -------------   -------------
Increase (decrease) in cash..........................          595,374      (1,636,103)
Cash and cash equivalents at beginning of period.....          204,817       4,081,733
                                                         -------------   -------------
Cash and cash equivalents at end of period...........     $    800,191    $  2,445,630
                                                         =============   =============

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible promissory notes, plus
  related accrued interest, to common stock..........     $          -    $    217,475


                             See accompanying notes.

                                  GALAGEN INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.        BASIS OF PRESENTATION

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These financial statements should be read in conjunction with the audited financial statements and accompanying notes contained in the Annual Report of GalaGen Inc. (the "Company") on Form 10-K for the fiscal year ended December 31, 1999.

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

ADOPTION OF RECENT STAFF ACCOUNTING BULLETIN

         In December 1999 the Securities & Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") "REVENUE RECOGNITION IN FINANCIAL STATEMENTS," summarizing certain views of the SEC staff in applying generally accepted accounting principles to revenue recognition. The SEC has delayed the required implementation of SAB 101 until the fourth quarter of 2000 as it considers various implementation issues. The Company continues to analyze the effects of SAB 101 on its financial statements and will adopt it in the fourth quarter of 2000. The Company believes it will record a cumulative effect adjustment for the change in accounting, a one-time non cash charge to earnings of approximately $700,000, in the fourth quarter of 2000.

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

INVENTORY

         Inventories are stated at the lower of cost or market using the first-in, first-out method. The Company periodically evaluates the need for reserves associated with obsolete inventory. Inventory at September 30, 2000 and December 31, 1999 consisted of the following:


                                         2000                1999
                                   -----------------    ----------------
       Raw materials ............  $         56,712     $         46,660
       Finished goods...........             75,365                9,712
                                   -----------------    ----------------
                                   $        132,077     $         56,372
                                   =================    ================


RECLASSIFICATIONS

         Certain items in these financial statements have been reclassified to conform to the current period presentation.

3.        SUBSEQUENT EVENTS

         On October 11, 2000, the Company completed the sale of 1,750,000 newly issued shares of common stock at a price of $.80 per share to certain investors, previous investors and their affiliates, in a private placement and issued the investors warrants to purchase an additional 175,000 shares of common stock at a price of $.80 per share. The aggregate proceeds of the private placement, net of placement commission, were $1,287,500. Pursuant to the Subscription Agreement and Investment Letter related to the private placement, the Company filed a Registration Statement on Form S-3 on November 9, 2000 to register the resale of the shares of common stock and the shares of common stock underlying the warrants, issued in the private placement.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         The information presented in this item contains forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are subject to risks and uncertainties, including those discussed below under "Risk Factors" and in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 ("Form 10-K") under "Risk Factors", that could cause actual results to differ materially from those projected. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements.

GENERAL

         GalaGen's mission is to become the leading presence in foods, beverages and dietary supplements that help enhance the immune system and to take advantage of all of colostrum's benefits. A critical factor for success of the Company is its immune-enhancing ingredient which has been branded Proventra-TM-Brand Natural Immune Components ("Proventra"). Proventra is derived from colostrum, the highly nutritious first milk from a dairy cow after its calf is born. The primary components found in Proventra are naturally occurring broad spectrum antibodies or specialized proteins that enhance the body's own immune system to provide protection against harmful micro-organisms. Additional immune-enhancing components found in Proventra include lactoperoxidase, lactoferrin, growth factors and other substances to bolster the body's resistance.

         The Company, in conjunction with strategic partners, continues to forge alliances with major consumer products companies and to expand applications for its technology and is developing a portfolio of Proventra-based products that target the needs of consumers and the healthcare market.

         In 1998, the Company entered into a collaboration and license agreement and a manufacturing and supply agreement with Wyeth-Ayerst Laboratories ("Wyeth-Ayerst"), a division of American Home Products Corporation. The two companies will develop and commercialize a proprietary ingredient with unique antibacterial properties for use in pediatric formula and other nutritional products. The collaboration, during the research and development phase of the product, is being funded by Wyeth-Ayerst through payments to the Company.

         In January 1999, the Company entered into a collaboration agreement with General Nutrition Corporation, Inc. ("GNC"), a leading nutritional supplements maker and retail chain, for product development, manufacturing, supply and retail marketing of its Proventra. The agreement calls for the two companies to develop and market a range of immune-enhancing dietary supplements and nutrition formulas. The first product introduced during the second half of 1999 was a tablet supplement called Proventra, which is distributed through GNC and Rite-Aid Drugstores.

         In March 1999, the Company entered into an agreement with Tropicana Products, Inc., the worlds number one producer of chilled orange juices, a division of PepsiCo Inc. The two companies continue to explore development of nutritious beverages for the health-conscious consumer, and to further study the ingredient effectiveness in this category.

         In March 1999, the Company also entered into a licensing and distribution agreement with Hormel Health Labs ("HHL"), a wholly-owned subsidiary of Hormel Foods Corporation. HHL licensed the manufacturing and distribution rights for a new, clinically tested, cultured dairy beverage the Company developed to improve the gastrointestinal health of patients in hospitals and nursing homes. The product includes a patented ingredient combination and also incorporates the Company's Proventra.

         In July 1999, the Company licensed its line of critical care nutrition products, previously acquired from NM Holdings, Inc. ("NMI"), to HHL. The licensing agreement granted HHL worldwide rights to manufacture, distribute, market and sell the Company's critical care products. Under the terms of the agreement HHL pays royalties, subject to an annual minimum royalty, to the Company based upon net sales of the specified products. HHL commenced selling the Company's critical care products on a limited basis in September 1999, and on an exclusive basis effective October 1999.

         In October 1999, the Company entered into a collaborative licensing agreement with Novartis Consumer Health Inc. ("Novartis"), whose parent company Novartis AG is a global leader in consumer health, whereby the Company granted Novartis certain rights to defined Proventra technology. Also in October, the Company and Novartis entered into a supply agreement for which the Company will supply the Proventra ingredients.

         In December 1999, the Company entered into a product development agreement with Novartis.

         In July 2000, the Company entered into an agreement with Estee Lauder Inc., whose upscale product lines account for about half of all U.S. prestige cosmetic sales, to supply its colostrum-based ingredient for use in cosmetic skin care products.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         GENERAL. The net loss increased by $520,794, or 70.8%, for the three months ended September 30, 2000 to $1,256,820 from $736,026 for the same period in 1999. The loss increase was due primarily to decreased revenue from the Company's critical care product line and increased product development expense in support of the Company's consumer product programs.

         REVENUES. For the three months ended September 30, 2000 revenues of $104,829 consisted primarily of product development revenue and royalty revenue. For the same period in 1999, revenues of $ 896,833 consisted of approximately $600,000 in product sales, primarily critical care nutrition product sales which were licensed under a royalty agreement to HHL in July 1999 and approximately $297,000 from product development revenue.

         COST OF GOODS SOLD. For the three months ended September 30, 2000 and 1999, the cost of goods sold of $1,976 and $246,620, respectively, related primarily to the product sales. The decrease in cost of goods sold corresponds with the decrease in sales due to the critical care nutritional products being licensed to HHL in July 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $6,202, or 1.0%, for the three months ended September 30, 2000 to $614,231 from $608,029 for the third quarter of 1999. The slight increase is primarily due to increased sales, marketing and personnel expense for the Company's consumer programs, offset by decreased sales, marketing and personnel expense for the Company's critical care nutrition products, which were licensed to HHL in July 1999.

         PRODUCT DEVELOPMENT EXPENSES. Expenses for product development decreased $28,338, or 4.3%, for the three months ended September 30, 2000 to $627,936 from $656,274 for the three months ended September 30, 1999. The decrease was primarily due to decreased expenses in support of the Company's clinical product efforts.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended September 30, 2000 decreased $22,265, or 14.2%, to $135,075 from $157,340 for the same period in 1999. The decrease was primarily due to decreased amortization of warrants and options issued for services.

         INTEREST INCOME. Interest income for the three months ended September 30, 2000 decreased $17,835, or 50.4%, to $17,569 from $35,404 for the same period in 1999. The decrease is primarily attributable to the decreased level of investable funds.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         GENERAL. The net loss increased by $860,751, or 33.2%, for the nine months ended September 30, 2000 to $3,453,077 from $2,592,326 for the same period in 1999. The loss increase was due primarily to decreased revenue from the Company's critical care product line and increased product development expense in support of the Company's consumer product programs.

         REVENUES. For the nine months ended September 30, 2000, revenues of $375,745 consisted primarily of product development revenue and royalty revenue. For the same period in 1999, revenues of $2,088,808 consisted of approximately $1,343,000 of critical care nutrition product sales which were licensed to HHL in July 1999, approximately $594,000 from product development revenue and approximately $151,000 from consumer product sales.

         COST OF GOODS SOLD. For the nine months ended September 30, 2000 and 1999, the cost of goods sold of $4,782 and $635,691, respectively, was related to the product sales. The decrease in cost of goods sold corresponds with the decrease in sales due to the critical care nutritional products being licensed to HHL in July 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $497,522, or 22.0%, for the nine months ended September 30, 2000 to $1,763,292 from $2,260,814 for the first nine months of 1999. Approximately $795,000 of the decrease is due to decreased sales, marketing and personnel expense related to the Company's critical care nutrition products which were licensed to HHL in July 1999, offset by increased expenses of approximately $297,000 associated with the consumer product programs.

         PRODUCT DEVELOPMENT EXPENSES. Expenses for product development increased $361,301, or 26.2%, for the nine months ended September 30, 2000 to $1,742,329 from $1,381,028 for the same period in 1999. The increase was due to increased associated personnel and development expenses for continuing research in support of the Company's consumer product efforts.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the nine months ended September 30, 2000 decreased $119,197, or 22.7%, to $405,225 from $524,422 for the same period in 1999. The decrease was primarily due to decreased amortization of warrants and options issued for services, offset by increased intangible asset amortization.

         INTEREST INCOME. Interest income for the nine months ended September 30, 2000 decreased $44,742, or 34.0%, to $86,806 from $131,548 for the same period in 1999. The decrease was primarily attributable to the decreased level of invested funds.

         INTEREST EXPENSE. Interest expense for the nine months ended September 30, 1999 was $10,727, and resulted from the amortization of the value of the warrants plus the value of the discount in connection with the Company's convertible debentures, which were fully redeemed by May 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operating activities decreased by $81,698, or 3.3%, for the nine months ended September 30, 2000 to $2,410,123 from $2,491,821 for the same period in 1999. Cash used in operations for the nine months ended September 30, 2000 went primarily to fund operating losses. For the same period in 1999, cash used in operations went primarily to fund operating losses, as well as repayment of current obligations and acquisition of operating inventory.

         For the nine months ended September 30, the Company invested $14,541 and $11,816, in 2000 and 1999, respectively, in computer and manufacturing equipment to support its operations. The Company sold $2,782,790 of its available-for-sale securities for the nine months ended September 30, 2000, and invested $499,158 in available-for-sale securities for the same period in 1999. For the nine months ended September 30, 1999 the Company invested $113,901 in purchased product development technology relating to an asset purchase agreement with Marketing Ventures of America, Inc., of which the Chief Executive Officer of the Company is a 100% shareholder.

         Proceeds from the exercise of common stock options and warrants for the nine months ended September 30, 2000 were $237,248. For the nine months ended September 30, 1999 proceeds from the sale of common stock and the exercise of common stock options and warrants were $1,894,689. The Company repurchased warrants for $375,000 and repaid debt of $39,096 during the nine months ended September 30, 1999.

         During the third quarter of 2000 the Company relocated its administrative headquarters, per the request of its previous landlord Land O'Lakes, Inc. The Company signed a four year lease with terms substantially the same as its previous terms.

         On October 11, 2000, the Company completed the sale of 1,750,000 shares of common stock at a price of $.80 per share to certain investors, previous investors and their affiliates, in a private placement and issued the investors warrants to purchase an additional 175,000 shares of common stock at a price of $.80 per share. The aggregate proceeds of the private placement, net of placement commission, were $1,287,500. Pursuant to the Subscription Agreement and Investment Letter related to the private placement, the Company filed a Registration Statement on Form S-3 on November 9, 2000 to register the resale of the shares of common stock, and the shares of common stock underlying the warrants, issued in the private placement.

         The Company anticipates that its existing resources and interest thereon will be sufficient to satisfy its anticipated cash requirements to approximately the second quarter of 2001. The Company's working capital and capital requirements will depend upon numerous factors, including revenue from product sales, revenue from licensing of technology and product development, the progress of the Company's market research, product development and ability to obtain partners with the appropriate manufacturing, sales, distribution and marketing capabilities. The Company's capital requirements also will depend on the levels of resources devoted to the development of manufacturing capabilities, technological advances, the status of competitive products and the ability of the Company to establish partners or strategic alliances to provide funding to the Company for certain manufacturing, sales, product development and marketing activities.

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

          As of October 2, 2000, the Company's Common Stock has been moved from listing on the Nasdaq National Market, to listing on the Nasdaq SmallCap Market under a conditional, temporary exception to the net tangible assets requirement for listing on the SmallCap Market. The net tangible asset exception requires that on or before January 2, 2001 the Company must make a public filing with the Securities and Exchange Commission and Nasdaq showing that the Company had net tangible assets of at least $3.8 million based on the balance sheet at November 30, 2000 as adjusted for any significant events or transactions occurring on or before the filing date. The Company was also granted temporary exception from the $1.00 per share minimum bid price requirement for listing on the SmallCap Market. The temporary minimum bid price exception applies for up to 90 days from the date on which the bid price for a share of the Company's common stock closed below $1.00. During the 90 day exception period the closing bid price for the Company's common stock must reach at least $1.00 per share and thereafter the closing bid price must remain at not less than $1.00 per share for a minimum of ten consecutive trading days.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-Q for the third quarter ended September 30, 2000 contains certain forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. When used in this Form 10-Q, the words "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. Although the Company believes these statements are reasonable, readers of this Form 10-Q should be aware that actual results could differ materially from those projected by such forward-looking statements as a result of the risk factors listed below and set forth in the Company's Annual Report on Form 10-K for 1999 ("Form 10-K") under the caption "Risk Factors." Readers of this Form 10-Q should consider carefully the factors listed below and under the caption "Risk Factors" in the Company's Form 10-K, as well as the other information and data contained in this Form 10-Q. The Company cautions the reader, however, that such list of factors under the caption "Risk Factors" in the Company's Form 10-K may not be exhaustive and that those or other factors, many of which are outside of the Company's control, could have a material adverse effect on the Company and its results of operations. Factors that could cause actual results to differ include, without limitation, the Company's ability to achieve a profitable level of operations, to generate sufficient working capital and obtain necessary financing to meet capital requirements, loss of Nasdaq Listing, the Company's ability to form strategic alliances with marketing and distribution partners, the Company's exposure to product liability claims, delays or high costs in product developments, consumers' perception of product safety and quality, the Company's reliance on flawed market research, potential competitors that are larger and financially stronger, the Company's ability to receive regulatory approval for its products and the Company's ability to manufacture an acceptable product on a commercial scale. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth hereunder and under the caption "Risk Factors" in the Company's Form 10-K.

RISK FACTORS

         Certain statements made above (some of which are summarized below), are forward-looking statements that involve risks and uncertainties, and actual results may differ. Factors that could cause actual results to differ include those identified below. As used below "we" and "our" mean the Company and the Company's, respectively.

         WE MAY NOT EVER ACHIEVE A PROFITABLE LEVEL OF OPERATIONS.


         Our ability to achieve profitable operations depends in large part on:

         - entering into agreements to develop products and establish markets for those products; and
         - making the transition from a research company to an operating and marketing company.

         We cannot be sure we will be successful in ever achieving either result. We have experienced significant operating losses in each year since our inception in 1987. We have an accumulated deficit of $63 million as of September 30, 2000. We may continue to lose money in the future.



         GALAGEN AND THE OWNERS OF SHARES OF OUR COMMON STOCK MAY HAVE DIFFICULTY IN SELLING OUR COMMON STOCK IN THE FUTURE IF OUR COMMON STOCK IS REMOVED FROM LISTING ON THE NASDAQ SMALLCAP MARKET.


         Our common stock is listed on the Nasdaq SmallCap Market under a conditional, temporary exception to the net tangible assets requirement for listing on the SmallCap Market. If we do not meet the conditions related to the exception, our common stock will be removed from listing on the SmallCap Market and the trading price for our common stock may fall. The net tangible asset exception requires that on or before January 2, 2001 we must make a public filing with the Securities and Exchange Commission and Nasdaq showing that we had net tangible assets of at least $3.8 million based on our balance sheet at November 30, 2000 as adjusted for any significant events or transactions occurring on or before the filing date. We have also been granted temporary exception from the $1.00 per share minimum bid price requirement for listing on the SmallCap Market. The temporary minimum bid price exception applies for up to 90 days from the date on which the bid price for a share of our common stock closed below $1.00. During the 90 day exception period the closing bid price for our common stock must reach at least $1.00 per share and thereafter the closing bid price must remain at not less than $1.00 per share for a minimum of ten consecutive trading days. If we do not meet the conditions related to either of the Nasdaq SmallCap listing requirement exceptions, our common stock will be removed from listing on the Nasdaq SmallCap Market.


         We cannot be sure that our common stock will continue to be listed on the SmallCap Market. It may be more difficult for owners of our common stock to sell shares if our common stock is not listed on the Nasdaq SmallCap Market. Also, we may have more difficulty raising funds through the sale of our common stock or securities convertible into common stock if our common stock is not listed on the Nasdaq SmallCap Market. We would be required to demonstrate compliance with the applicable requirements for initial inclusion of a security on the Nasdaq SmallCap Market before our common stock would be listed again on that exchange. The requirements for initial inclusion are more stringent than those for continued listing.

         IF WE CANNOT OBTAIN CONTINUING FUNDING, WE MAY BE UNABLE TO IMPLEMENT OUR BUSINESS PLANS.

         We are actively seeking additional financial resources from a variety of potential sources. If we cannot find adequate funding, we may have to delay or eliminate some of our product development plans. We may be required to grant licenses to others to establish markets for products or technologies that we would otherwise seek to market ourselves.

          We currently expect that our financial resources will be sufficient to sustain our operations to the second quarter of 2001. However, our actual requirements for financial resources depend on numerous factors. These factors include:

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

         INADEQUATE PROVENTRA PRODUCTION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND FINANCIAL CONDITION.

         Given our limited experience in manufacturing Proventra, we cannot be sure that we will be successful in producing Proventra of acceptable quality on a commercial scale and at acceptable costs in our manufacturing facility. If we cannot, our business and financial condition could be materially adversely affected. Our production of Proventra will be regulated by the Minnesota Department of Agriculture. Compliance with regulatory requirements may affect our ability to produce Proventra in commercial quantities.

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


         DELAYS OR HIGH COSTS IN PRODUCT DEVELOPMENT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND FINANCIAL CONDITION.


         If we, or our strategic partners, cannot develop a product responsive to the needs identified by a particular market, our business and financial condition could be materially adversely affected. The amount of time it will take us, together with our strategic partners, to develop consumer and clinical nutrition products and the associated costs of developing those products depends on, among other things, the results of our market research for consumer and clinical products. It also depends on our discussions with certain end users or purchasers of the potential products. Market research and discussions may give us indications of potential customers, what types of products they may desire and what clinical information is necessary for effective marketing and sales.

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


      EXHIBIT NO.        DESCRIPTION                                                              METHOD OF FILING
      -----------        -----------                                                              ----------------
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

            4.24         Stock Purchase Warrant issued to CPR (USA) Inc. dated                   Incorporated By
                         November 18, 1997.(13)                                                  Reference

            4.25         Stock Purchase Warrant issued to Libertyview Plus Fund                  Incorporated By
                         dated November 18, 1997.(14)                                            Reference

            4.26         Stock Purchase Warrant issued to Libertyview Fund, LLC                  Incorporated By
                         dated November 18, 1997.(15)                                            Reference

            4.27         Intentionally left blank.

            4.28         Warrant issued to CLARCO Holdings dated as of December 1,               Incorporated By
                         1997.(17)                                                               Reference

            4.29         Intentionally left blank.

            4.30         Warrant issued to Henry J. Cardello dated as of April 13,               Incorporated By
                         1998. (20)                                                              Reference

            4.31         Warrant issued to Henry J. Cardello dated as of April 30,               Incorporated By
                         1998. (20)                                                              Reference

            4.32         Warrant issued to Henry J. Cardello dated as of June 19,                Incorporated By
                         1998. (20)                                                              Reference

            4.33         Warrant issued to William Young and Rebecca Young dated                 Incorporated By
                         as of August 12, 1998.(24)                                              Reference

            4.34         Warrant issued to Henry J. Cardello dated as of                         Incorporated By
                         September 30, 1998.(24)                                                 Reference

            4.35         Warrant issued to American Home Products Corporation                    Incorporated By
                         dated as of October 15, 1998.(24)                                       Reference

            4.36         Form of Registration Rights Agreement dated April 20,                   Incorporated By
                         1999.(25)                                                               Reference


            4.37         Subscription Agreement and Investment Letter dated                      Incorporated By
                         April 20, 1999 (Lombard Odier & Cie).(26)                               Reference

            4.38         Subscription Agreement and Investment Letter dated                      Incorporated By
                         April 20, 1999 (H. Leigh Severance).(27)                                Reference

            4.39         Subscription Agreement and Investment Letter dated                      Incorporated By
                         April 20, 1999 (H. L. Severance, Inc. Profit Sharing                    Reference
                         Plan and Trust).(28)

            4.40         Subscription Agreement and Investment Letter dated                      Incorporated By
                         April 20, 1999 (H. L. Severance, Inc. Pension Plan and                  Reference
                         Trust).(29)

            4.41         Subscription Agreement and Investment Letter dated                      Incorporated By
                         April 20, 1999 (Winston R. Wallin).(30)                                 Reference



      EXHIBIT NO.        DESCRIPTION                                                              METHOD OF FILING
      -----------        -----------                                                              ----------------
            4.42         Warrant issued to Carlson Real Estate Company, Inc.                     Electronic
                         dated as of July 6, 2000.                                               Transmission

            4.43         Subscription Agreement and Investment Letter dated                      Incorporated By
                         October 11, 2000. (34)                                                  Reference

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

          #10.8          License and Collaboration Agreement between the Company                 Incorporated By
                         and Chiron Corporation dated March 20, 1995.(1)                         Reference

          *10.9          GalaGen Inc. Employee Stock Purchase Plan, as amended.                  Incorporated By
                         (2)                                                                     Reference

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

          *10.20         GalaGen Inc. Annual Long Term Incentive Stock Option                    Incorporated By
                         Compensation Plan. (4)                                                  Reference

          *10.21         GalaGen Inc. 1997 Incentive Plan. (6)                                   Incorporated By
                                                                                                 Reference

           10.22         Master Loan and Security Agreement with TransAmerica                    Incorporated By
                         Business Credit Corporation dated June 8, 1997. (7)                     Reference

           10.23         Amended and Restated License Agreement between the                      Incorporated By
                         Company and Land O'Lakes dated March 11, 1998. (19)                     Reference

          #10.24         License Agreement between the Company and Metagenics,                   Incorporated By
                         Inc.


      EXHIBIT NO.        DESCRIPTION                                                              METHOD OF FILING
      -----------        -----------                                                              ----------------
                         dated April 7, 1998. (20)                                               Reference

           10.25         Intentionally left blank.

           10.26         Asset Purchase Agreement between the Company and                        Incorporated By
                         Nutrition Medical, Inc., dated September 1, 1998.(21)                   Reference

           10.27         Intentionally left blank.

           10.28         Asset Purchase Agreement Amendment 1 between the                        Incorporated By
                         Company and Nutrition Medical, Inc., dated October 28,                  Reference
                         1998.(22)

           10.29         Asset Purchase Agreement Amendment 2 between the                        Incorporated By
                         Company and Nutrition Medical, Inc., dated December 23,                 Reference
                         1998.(23)

          #10.30         Collaboration and License Agreement between the Company                 Incorporated By
                         and American Home Products Corporation acting through                   Reference
                         its Wyeth-Ayerst Laboratories Division, dated October
                         15, 1998. (24)

          #10.31         Manufacturing and Supply Agreement between the Company                  Incorporated By
                         and American Home Products Corporation acting through                   Reference
                         its Wyeth-Ayerst Laboratories Division dated October
                         15, 1998.(24)

          #10.32         Product Development Collaboration, Manufacturing and                    Incorporated By
                         Supply, and Retail Marketing Agreement between the                      Reference
                         Company and General Nutrition Corporation, dated
                         December 22, 1998.(24)

          *10.33         Letter agreement with Henry J. Cardello, dated January                  Incorporated By
                         1, 1999.(31)                                                            Reference

           10.34         Repurchase Agreement by and between GalaGen Inc. and                    Incorporated By
                         Chiron Corporation, dated April 1, 1999.(31)                            Reference

          #10.35         Licensing and Distribution Agreement by and between                     Incorporated By
                         GalaGen Inc. and American Institutional Products, Inc.,                 Reference
                         dated March 15, 1999.(31)

          *10.36         Letter agreement with Frank L. Kuhar, dated June 3,                     Incorporated By
                         1999 (32).                                                              Reference


           10.37         Licensing and distribution agreement between GalaGen                    Incorporated By
                         Inc. and American Institutional Products, Inc., dated                   Reference
                         July 15, 1999 (32).

           10.38         Licensing Agreement by and between GalaGen Inc. and                     Incorporated By
                         Novartis Consumer Health, Inc., dated October 25, 1999                  Reference
                         (33).

           10.39         Supply Agreement by and between GalaGen Inc. and                        Incorporated By
                         Novartis Consumer Health, Inc., dated October 25, 1999                  Reference
                         (33).

           10.40         Development Agreement by and between GalaGen Inc. and                   Incorporated By
                         Novartis Consumer Health, Inc., dated December 17, 1999                 Reference
                         (33).

           10.41         Office lease agreement between Carlson Real Estate                      Electronic
                         Company, Inc. and GalaGen Inc., dated July 6, 2000.                     Transmission

         ##10.42         Supply Agreement by and between GalaGen Inc. and                        Electronic
                         Estee Lauder, Inc., dated July 20, 2000.                                Transmission



      EXHIBIT NO.        DESCRIPTION                                                              METHOD OF FILING
      -----------        -----------                                                              ----------------

           27.1          Financial Data Schedule for the period ended September                   Electronic
                         30, 2000.                                                                Transmission



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

         (34) Incorporated herein by reference to Exhibit No. 99 to the Company's Report on Form 8-K, dated October 13, 2000 (File No. 0-27976).

         * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

         # Contains portions for which confidential treatment has been granted to the Company.

         ## Contains portions for which confidential treatment has been requested by the Company.

(b)      REPORTS ON FORM 8-K

               No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GalaGen Inc.
                                   (Registrant)

Date:  November 14, 2000           By: /s/ Henry J. Cardello
                                       ---------------------------------------
                                       Henry J. Cardello,
                                       Chief Executive Officer


Date:  November 14, 2000           By: /s/ Franklin L. Kuhar
                                       ---------------------------------------
                                       Franklin L. Kuhar,
                                       Vice President, Chief Financial Officer,
                                       Secretary
                                       (Principal Financial Officer and
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


      EXHIBIT NO.        DESCRIPTION                                                              METHOD OF FILING
      -----------        -----------                                                              ----------------
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

            4.24         Stock Purchase Warrant issued to CPR (USA) Inc. dated                   Incorporated By
                         November 18, 1997.(13)                                                  Reference


            4.25         Stock Purchase Warrant issued to Libertyview Plus Fund                  Incorporated By
                         dated November 18, 1997.(14)                                            Reference

            4.26         Stock Purchase Warrant issued to Libertyview Fund, LLC                  Incorporated By
                         dated November 18, 1997.(15)                                            Reference

            4.27         Intentionally left blank.

            4.28         Warrant issued to CLARCO Holdings dated as of December 1,               Incorporated By
                         1997.(17)                                                               Reference

            4.29         Intentionally left blank.

            4.30         Warrant issued to Henry J. Cardello dated as of April 13,               Incorporated By
                         1998. (20)                                                              Reference

            4.31         Warrant issued to Henry J. Cardello dated as of April 30,               Incorporated By
                         1998. (20)                                                              Reference

            4.32         Warrant issued to Henry J. Cardello dated as of June 19,                Incorporated By
                         1998. (20)                                                              Reference

            4.33         Warrant issued to William Young and Rebecca Young dated                 Incorporated By
                         as of August 12, 1998.(24)                                              Reference

            4.34         Warrant issued to Henry J. Cardello dated as of                         Incorporated By
                         September 30, 1998.(24)                                                 Reference

            4.35         Warrant issued to American Home Products Corporation                    Incorporated By
                         dated as of October 15, 1998.(24)                                       Reference

            4.36         Form of Registration Rights Agreement dated April 20,                   Incorporated By
                         1999.(25)                                                               Reference


            4.37         Subscription Agreement and Investment Letter dated                      Incorporated By
                         April 20, 1999 (Lombard Odier & Cie).(26)                               Reference

            4.38         Subscription Agreement and Investment Letter dated                      Incorporated By
                         April 20, 1999 (H. Leigh Severance).(27)                                Reference

            4.39         Subscription Agreement and Investment Letter dated                      Incorporated By
                         April 20, 1999 (H. L. Severance, Inc. Profit Sharing                    Reference
                         Plan and Trust).(28)

            4.40         Subscription Agreement and Investment Letter dated                      Incorporated By
                         April 20, 1999 (H. L. Severance, Inc. Pension Plan and                  Reference
                         Trust).(29)

            4.41         Subscription Agreement and Investment Letter dated                      Incorporated By
                         April 20, 1999 (Winston R. Wallin).(30)                                 Reference

            4.42         Warrant issued to Carlson Real Estate Company, Inc.                     Electronic
                         dated as of



      EXHIBIT NO.        DESCRIPTION                                                              METHOD OF FILING
      -----------        -----------                                                              ----------------

                         July 6, 2000.                                                           Transmission

            4.43         Subscription Agreement and Investment Letter dated                      Incorporated By
                         October 11, 2000. (34)                                                  Reference

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

          #10.8          License and Collaboration Agreement between the Company                 Incorporated By
                         and Chiron Corporation dated March 20, 1995.(1)                         Reference

          *10.9          GalaGen Inc. Employee Stock Purchase Plan, as amended.                  Incorporated By
                         (2)                                                                     Reference

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

          *10.20         GalaGen Inc. Annual Long Term Incentive Stock Option                    Incorporated By
                         Compensation Plan. (4)                                                  Reference

          *10.21         GalaGen Inc. 1997 Incentive Plan. (6)                                   Incorporated By
                                                                                                 Reference

           10.22         Master Loan and Security Agreement with TransAmerica                    Incorporated By
                         Business Credit Corporation dated June 8, 1997. (7)                     Reference

           10.23         Amended and Restated License Agreement between the                      Incorporated By
                         Company and Land O'Lakes dated March 11, 1998. (19)                     Reference

          #10.24         License Agreement between the Company and Metagenics,                   Incorporated By
                         Inc. dated April 7, 1998. (20)                                          Reference



      EXHIBIT NO.        DESCRIPTION                                                              METHOD OF FILING
      -----------        -----------                                                              ----------------
           10.25         Intentionally left blank.

           10.26         Asset Purchase Agreement between the Company and                        Incorporated By
                         Nutrition Medical, Inc., dated September 1, 1998.(21)                   Reference

           10.27         Intentionally left blank.

           10.28         Asset Purchase Agreement Amendment 1 between the                        Incorporated By
                         Company and Nutrition Medical, Inc., dated October 28,                  Reference
                         1998.(22)

           10.29         Asset Purchase Agreement Amendment 2 between the                        Incorporated By
                         Company and Nutrition Medical, Inc., dated December 23,                 Reference
                         1998.(23)

          #10.30         Collaboration and License Agreement between the Company                 Incorporated By
                         and American Home Products Corporation acting through                   Reference
                         its Wyeth-Ayerst Laboratories Division, dated October
                         15, 1998. (24)

          #10.31         Manufacturing and Supply Agreement between the Company                  Incorporated By
                         and American Home Products Corporation acting through                   Reference
                         its Wyeth-Ayerst Laboratories Division dated October
                         15, 1998.(24)

          #10.32         Product Development Collaboration, Manufacturing and                    Incorporated By
                         Supply, and Retail Marketing Agreement between the                      Reference
                         Company and General Nutrition Corporation, dated
                         December 22, 1998.(24)

          *10.33         Letter agreement with Henry J. Cardello, dated January                  Incorporated By
                         1, 1999.(31)                                                            Reference

           10.34         Repurchase Agreement by and between GalaGen Inc. and                    Incorporated By
                         Chiron Corporation, dated April 1, 1999.(31)                            Reference

          #10.35         Licensing and Distribution Agreement by and between                     Incorporated By
                         GalaGen Inc. and American Institutional Products, Inc.,                 Reference
                         dated March 15, 1999.(31)

          *10.36         Letter agreement with Frank L. Kuhar, dated June 3,                     Incorporated By
                         1999 (32).                                                              Reference


           10.37         Licensing and distribution agreement between GalaGen                    Incorporated By
                         Inc. and American Institutional Products, Inc., dated                   Reference
                         July 15, 1999 (32).

           10.38         Licensing Agreement by and between GalaGen Inc. and                     Incorporated By
                         Novartis Consumer Health, Inc., dated October 25, 1999                  Reference
                         (33).

           10.39         Supply Agreement by and between GalaGen Inc. and                        Incorporated By
                         Novartis Consumer Health, Inc., dated October 25, 1999                  Reference
                         (33).

           10.40         Development Agreement by and between GalaGen Inc. and                   Incorporated By
                         Novartis Consumer Health, Inc., dated December 17, 1999                 Reference
                         (33).

           10.41         Office lease agreement between Carlson Real Estate                      Electronic
                         Company, Inc. and GalaGen Inc., dated July 6, 2000.                     Transmission

         ##10.42         Supply Agreement by and between GalaGen Inc. and                        Electronic
                         Estee Lauder, Inc., dated July 20, 2000.                                Transmission

           27.1          Financial Data Schedule for the period ended September                  Electronic
                         30, 2000.


      EXHIBIT NO.        DESCRIPTION                                                              METHOD OF FILING
      -----------        -----------                                                              ----------------

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

         (34) Incorporated herein by reference to Exhibit No. 99 to the Company's Report on Form 8-K, dated October 13, 2000 (File No.
               0-27976).

         * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

         # Contains portions for which confidential treatment has been granted to the Company.

         ## Contains portions for which confidential treatment has been requested by the Company.