Form 10-K
period 2000-12-31
GALAGEN INC
filed 2001-04-02
CIK 889872

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K
(Mark One)
[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2000
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ____________ to ____________

Commission file number 0-27976

GalaGen Inc.
(Exact name of registrant as specified in its charter)
Delaware	41-1719104
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
301 Carlson Parkway Minnetonka, Minnesota	55305
(Address of principal executive offices)	(Zip code)
(952) 258-5500
(Registrant’s telephone number, including area code)

                    Securities registered pursuant to Section 12(b) of the Act:  None
                    Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.01 per share

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes  [x]                  No  [  ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 21, 2001 was $6,288,808, based on the closing sale price for the Common Stock on that date as reported by The Nasdaq Over the Counter Bulletin Board.  For purposes of determining such aggregate market value, all officers, and directors of the registrant are considered to be affiliates of the registrant, as well as stockholders holding 10% or more of the outstanding Common Stock as reflected on Schedules 13D or 13G filed with the registrant.  This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of March 21, 2001 the registrant had 12,275,448 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant’s definitive Proxy Statement dated for the annual meeting of stockholders to be held on June 6, 2001 for the year ended December 31, 2000 are incorporated by reference in Part III of this Annual Report on Form 10-K.  (The Audit Committee Report, Compensation Committee Report and the stock performance graph contained in the registrant’s Proxy Statement are expressly not incorporated by reference in this Form 10-K).

PART I

Item 1.        Business

Forward-Looking Statements

          The information presented in this Annual Report on Form 10-K under the headings “Item 1. Business” and “Item 2. Properties” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements are subject to risks and uncertainties, including those discussed under “Risk Factors” beginning on page 15 of this Annual Report on Form 10-K, that could cause actual results to differ materially from those projected.  Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements.  Certain forward-looking statements are indicated below by an asterisk.

Introduction

          GalaGen Inc. (“GalaGen” or the “Company”), was incorporated in 1992, as a successor to a wholly-owned subsidiary of Land O'Lakes, Inc. ("Land O'Lakes"), which was incorporated in 1987.  GalaGen’s mission is to become the leading presence in foods, beverages and dietary supplements that help enhance the immune system and take advantage of all of the benefits offered by colostrum.* To accomplish this mission, the Company is focusing its efforts on channels that demand immune-enhancing benefits in certain segments of the consumer food and beverage product markets and in certain segments of the dietary supplement markets, as described below. In addition, the Company continues to market its’ critical care line of products through its licensee partner Hormel HealthLabs.

          A critical factor for success of the Company is its immune-enhancing ingredient, which is derived from bovine colostrum, the highly nutritious first milk from a dairy cow after its calf is born, and which has been branded Proventra™ Brand Natural Immune Components (“Proventra”).  The primary immune-enhancing components of Proventra are antibodies, which are proteins that enhance the body's immune system to protect against harmful pathogens.  Secondary immune-enhancing components of Proventra providing further disease resistance are proteins, such as lactoferrin, and  multiple vitamins and minerals.

                    The Company believes it is in a position of strategic advantage with its propriety colostrum ingredient, as follows:

          Ability to Address Multiple Health Conditions. Using its proprietary immunization technologies, including the use of immune system stimulating adjuvants, the Company can produce antibodies in the cow that target specific pathogens that may cause problems in the human gastrointestinal (“GI”) tract, including bacteria and their toxins, parasites, fungi and viruses. This technology increases by many fold a dairy cow’s natural production of these targeted antibodies in its colostrum and can be utilized to enhance the body's normal immune response.  In addition targeted colostrum can benefit women’s and children’s health, oral care and sports muscle rejuvenation. This point of technological difference provides the Company with a platform technology that can benefit a variety of conditions and provides our customers with more than one use for our ingredient.*

          Ingredient Patent Protection.  GalaGen holds exclusive patent licenses that prevent potential competitors from combining antibodies with dietary fibers or antibodies with active cultures (probiotics).  The licenses provide the Company with a high degree of competitive insulation in addition to establishing the Company as an innovator.* This allows the Company to provide our customers with the extra benefits derived from patent protected products.

          Access to Colostrum.  The Company has access to the Land O’Lakes dairy system.  This dairy system has approximately 750,000 cows, from which the Company receives its supply of colostrum.  These cows are located primarily in the upper Midwest and both the East and West coasts.

          Proprietary Manufacturing Procedures. The Company has patented, proprietary manufacturing processes that are used to concentrate antibodies from the colostrum.  Standard dairy processing techniques destroy the activity of most of the antibodies present in milk and colostrum, whereas the Company’s processing retains the antibody’s effectiveness. In addition, the Company’s ability to concentrate colostrum provides an ingredient which generally does not effect the taste profile or composition of our customer’s product.

          Ability to Forge Alliances. The advantages described above and the experience of the management team have provided the Company with  access to some of the recognized leaders in food, beverage and supplement categories. We believe this combination of skills and attributes provides us with the unique ability to create strategic customer alliances with these companies.*

          The Company is developing, in conjunction with strategic partners, a portfolio of proprietary consumer and clinical nutritional food and beverage products that will incorporate Proventra.*  Additionally, the Company will supply Proventra as an ingredient to food companies for incorporation into dietary supplements or other similar products.* These products will target needs of both consumers and healthcare professionals.*

          In  December 1998, the Company acquired Nutrition Medical, Inc.'s ("NMI") developed line of critical care enteral nutrition products and formulas. The products are sold to the hospital and home healthcare industries through a license agreement with Hormel HealthLabs, a subsidiary of Hormel Foods Corporation.  The Company is researching ways in which to incorporate certain of its immune-enhancing ingredients into selected products acquired from NMI to provide additional proprietary protection and added benefits that are not currently available in that market segment.*  Additionally, Glutasorb™, one of the acquired products, has its own immune-enhancing ingredient, glutamine, already in the product.*

Background

Immune-Enhancing Technology

          GalaGen offers comprehensive immune support via passive and active mechanisms.  In particular, passive immunity consists of using antibodies produced by one individual or animal to provide immune protection in another individual. Dairy cows provide antibodies to their calves through the colostrum, which is the milk produced during the first several days of lactation.  The concentration of antibodies in colostrum is many times higher than the normal concentration in milk.  Through their natural exposure to the environment, cows have developed antibodies that recognize and bind to many human pathogens.  Clinical studies performed by GalaGen and others have proven that the antibodies are not destroyed by passage through the gastrointestinal tract, and they remain functionally active protecting the human body against these undesirable organisms.

Functional Food and Nutraceutical Products

          The Company believes that its immune-enhancing technology lends itself to the creation of food products or dietary supplements, for both consumer and clinical food and beverage markets, with health claims, often called “functional foods” or “nutraceuticals”.*  The Company further believes that the inclusion of Proventra in functional foods or nutraceuticals, along with including other components such as active cultures (probiotics) and dietary soluble fiber for which the Company has licensed certain patents, provide important benefits and competitive advantages, including (i) a unique immune-enhancing system that works instantly, (ii) a fit with consumer needs, (iii) no known drug interactions or toxicity and (iv) a safe, proven means to enhance the body's natural resistance.*

          Functional foods and nutraceuticals have been defined as foods that provide benefits beyond their nutritional value.  While there is not a regulatory definition for the terms “functional food” or “nutraceutical”, these terms are widely used in the marketplace.  The Company believes that the enactment by Congress of the Nutrition Labeling and Education Act (“NLEA”) in 1990 and the Dietary Supplement Health and Education Act (“DSHEA”) in 1994 established the framework for the regulatory process for marketing foods or dietary supplements with health benefits.  NLEA permits certain health claims related to the food's ability to reduce the risk of certain diseases.  DSHEA permits such products to bear “structure-function” claims related to how the product affects the structure or function of the body, and such claims do not require Food and Drug Administration ("FDA") review or approval, but must be supported by scientific evidence. The Company believes that the incorporation of Proventra in foods or dietary supplements would add benefits to these products, particularly since there is a significant amount of scientific data to support the benefits of colostrum.*

          According to the Nutrition Business Journal, a competitive-market analysis publication, the market for nutraceutical or functional food beverages, into which the Company's Proventra could be incorporated, now approaches $30 billion with the market segment for immunity benefits alone estimated at between $3 and $4.5 billion.* The Company believes that this significant market size is due to a number of factors, including (i) increased interest in healthier lifestyles, (ii) the publication of research findings supporting the positive health effects of certain nutritional supplements and (iii) the aging of the “Baby Boom” generation combined with the tendency of consumers to purchase more nutritional supplements as they age.

Critical Care Products

          Critically ill or severely injured patients are often unlikely to consume adequate nutrients, which can exacerbate a patient's condition, cause complications and prolong hospital stays. Total enteral nutrition delivers, often via specialized pumps, formulations of protein, carbohydrates, fat and vitamins via feeding tubes directly into the patient's intestinal tract.  Unless nearly all of the intestinal tract is missing or nonfunctional, most patients can be fed via this enteral route. The largest single category of total enteral nutrition products used in critical care formulas are products that contain unique protein sources referred to as "elemental." Unlike long-term care formulas that contain "whole protein," which must be digested before it can be absorbed and utilized by the patient, elemental formulas contain predigested protein or free amino acids that offer immediately available nutrition because little or no digestion is required. All of the Company's critical care nutrition products are elemental formulas. The critical care nutrition formula market is currently dominated by a small number of established manufacturers of national brands, each of which focuses on particular segments of the market. These manufacturers include Ross Laboratories, a division of Abbott Laboratories ("Ross Laboratories"), Mead Johnson Nutritionals, a Bristol-Myers Squibb Company ("Mead Johnson"), Novartis, formerly known as Sandoz Corp. ("Novartis") and Nestlé Ltd ("Nestlé"), formerly known as Clintec Nutrition Co.  In an effort to grow its critical care business aggressively and to take advantage of the synergies a larger organization can bring to the distribution of these products, the Company licensed its clinical nutrition business to Hormel HealthLabs under a technology licensing arrangement.*  The arrangement provides the Company with a guaranteed royalty based upon operations of the business.  The Company is also researching ways in which to incorporate certain of its immune-enhancing ingredients into selected critical care products to provide additional proprietary protection and added benefits that are not currently available in that market segment.*  Hormel HealthLabs continues to grow its influence in the critical care market with its’ recent acquisition of Diamond Crystal.

Business Strategy

          GalaGen is focusing on two market segments to optimally capitalize on its immune-enhancing capabilities: (i) functional food and nutraceutical products and (ii) critical care products.*  The emphasis on the first market will yield consumer food, beverage and supplement products containing Proventra, and other immune components, in grocery and health food stores.*  The emphasis on the second market will yield products for hospitals, nursing homes and home healthcare that may contain Proventra or other immune-enhancing ingredients.*  The Company will utilize relationships and collaborations with strategic partners to deliver these products to the marketplace.*

           Nutritional consumer food and beverage product categories that the Company is focusing on include juices, sports drinks, yogurts, bars, supplements, cereals and water.* The Company is working with and securing future large potential partners in these categories to introduce its Proventra immune components into consumer products.*  The Company believes that it can utilize the significant distribution and marketing capabilities of its partners to successfully brand its products and generate future revenue.*

          The following strategic partner agreements are currently in place to market and develop new Proventra products:

 Consumer Food, Beverage and Supplement Products

          Lifeway Foods, Inc.

          In 1997, the Company assisted in introducing Basics Plus™, a dietary supplement product, in conjunction with its marketing and manufacturing partner, Lifeway Foods, Inc.  Basics Plus contains active kefir cultures, which are cultures that contain beneficial bacteria strains, and the Company’s Proventra.  Basics Plus is the first dairy-based dietary supplement sold in the United States in the refrigerated section of health food stores and grocery stores. The product was featured in the February 1998 issue of Dairy Foods Magazine and has gained recognition as an industry breakthrough.  Dairy Foods Magazine named Basics Plus the top new dairy product in 1998 for the Functional Foods category.

          American Home Products - Wyeth Ayerst

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

          General Nutrition Corporation

          In 1998, the Company entered into an agreement with General Nutrition Corporation ("GNC").  Under this agreement, the Company and GNC will develop and market a range of immune-boosting dietary supplements and sports nutrition formulas for specialized retail and mass-market retail channels using certain proprietary formulations of Proventra.*  The Company will sell its Proventra to General Nutrition Products, Inc. ("GNP"), the manufacturing company of GNC, for incorporation into the products for exclusive distribution and retail marketing in North America by GNC, its affiliates, franchisees and certain other stores in mass market channels.* The first product introduced during the second half of 1999 was a tablet supplement called Proventra, which is distributed through GNC and Rite-Aid Drugstores. The Company can also sell its’ supplements to other distribution partners since GNC did not meet the exclusivity purchase provisions of the agreement.

          Novartis Consumer Health

          In 1999, the Company entered into an exclusive worldwide licensing agreement that grants Novartis the rights to develop, market and distribute certain products based on Proventra Natural Immune Components and other proprietary colostrum technologies.  The agreement provides the Company with a license fee, royalty payments on products sold containing Proventra, supply revenue for the sale of Proventra to Novartis and milestone revenues based on product revenue targets.

          Tropicana

          In 1999, the Company entered into an agreement with Tropicana Products, Inc., a division of PepsiCo Inc.  Under the agreement, which expired in December 1999, the two companies were  exploring development of nutritious beverages for the health-conscious consumer.  Subsequent to the expiration of the exploratory agreement in December 1999, the Company and Tropicana are continuing to work together on various potential products. Additional studies are underway that may lead to product introduction opportunities with Tropicana.*

          Estee Lauder

          In July of 2000 the Company entered into a non-exclusive supply agreement with Estee Lauder for sale of one of its’ colostrum ingredients for use in skin-care products. The Company is also seeking additional partners to sell this ingredient to for incorporation into skin-care products.*

          Land O'Lakes

            The Company secured the rights to make a yogurt product containing Proventra from Land O' Lakes. The Company is seeking a new partner to introduce this product into the wholesale and retail distribution chain.*

Critical Care Products

          Hormel HealthLabs

          The Company acquired the critical care product line from NMI during 1998. The products are sold to the hospital and home healthcare industries.  GalaGen purchased substantially all of NMI’s critical care enteral nutrition products and formulas, all related inventory and certain other assets, including the existing customer base of over 500 hospitals and home healthcare facilities.  In 1999, the Company licensed the sales of these products to Hormel HealthLabs in order to take advantage of a superior distribution channel and to more rapidly grow the business.*  The Company earns a monthly royalty from Hormel HealthLabs based upon an annual operating budget.  The licensed critical care products are manufactured by third parties.

          Critical care nutrition formulas are used by hospitals and other health care providers to feed critically ill patients who cannot consume adequate nutrients orally and consequently require specialized feeding via tubes into the intestinal tract.  The use of critical care nutrition formulas often continues at home or in a nursing home after a patient is discharged from the hospital.  The licensing strategy is to focus on the development and sale of a core line of critical care formulas for patients who do not metabolize foods well and are most likely in intensive care units.*  Certain unique ingredients are combined to meet the special nutritional requirements of specific patient populations.  Partnering with Hormel HealthLabs provides the Company an ability to compete more aggressively with larger name brand manufacturers.*

          Hormel HealthLabs is selling seven nutrition products for critical care use. Most products contain elemental protein sources, which contain predigested protein that offers immediately available nutrition. The first proprietary critical care formula, Glutasorb, was launched in 1998. This formula is the first high glutamine, ready-to-use, liquid elemental diet available in the United States and, as such, has no specific competing branded product.

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

           Effective July 1, 2000 sales of the L-Emental Pediatric were discontinued pursuant to an agreement between the Company and Novartis. In addition, the Company also discontinued sales of NitroPro in 2000 due to a lack of volume.

          The Company is researching ways in which to incorporate certain of its immune-enhancing ingredients into certain products listed above to provide additional proprietary protection and added benefits that are not currently available in that market segment.*  Additional products that Hormel HealthLabs may introduce would include proprietary immune-enhancing features.*

          We also offer a specially formulated critical care product called VistrumTM, which is a cultured dairy beverage used to improve gastrointestinal health of patients in hospitals and nursing homes. The product contains Proventra and is currently being evaluated by Hormel before its official product launch.

Manufacturing System

Functional Food and Nutraceutical Products Manufacturing

          The Company’s manufacturing system produces antibodies for nutritional products.  The Company’s system has been designed to access very large numbers of cows in commercial milking herds, organize them into discrete product–specific groups and, if needed, immunize them with specific antigens to heighten the natural production of targeted antibodies in their colostrum, collect the colostrum and concentrate the antibodies using proprietary processes.  These processes preserve the essential antibody activity and other immune-enhancing components, while reducing unnecessary components, including microbial contaminants. Modern dairy cows, having been bred for high volume milk production, produce colostrum in quantities far greater than their calves can consume.  After the calf fulfills its colostrum needs, this surplus colostrum can be collected by the Company.

          Standard dairy processing techniques destroy the activity of most of the antibodies present in milk and colostrum and render them inactive.  The proprietary processes used by the Company to concentrate antibodies have been developed by the Company through many years of research and development.  This work has resulted in processes that use well–tested and efficient dairy product manufacturing techniques, including pasteurization, that have been modified to preserve the biological activity of the antibodies.  The Company has two patents that have been issued for these processes. The Company is supporting its proprietary antibody processing system with a quality control system designed to regulate, monitor and review the processing system.  The Company has obtained Kosher certification for the natural immune components found in Proventra.

          Construction of the Company’s manufacturing facility within the existing Land O’Lakes manufacturing complex in Arden Hills, Minnesota was completed in 1996.  Land O’Lakes has guaranteed the equipment leases associated with the manufacturing facility.  The Company believes that the capacity of this facility will be adequate for the production of Proventra for nutritional products, either for sale or product development requirements, into 2001 and believes that contract manufacturers would be available to increase its production capacity quickly, if required.*

Critical Care Products Manufacturing

          All of the Company’s critical care products are manufactured by third parties. These toll manufacturers are subject to FDA regulatory requirements for food and medical food production, and the Company's products undergo quality control testing during and after the production process. By using third party manufacturers, Hormel HealthLabs is better able to introduce new products that require differing manufacturing processes and maintain a favorable fixed cost structure.* Critical care nutrition products are shipped from the manufacturer to Hormel HealthLabs for product distribution.  The Company believes that there are several manufacturers in the United States that could manufacture the critical care products and that it is not dependent upon one single manufacturer for its product supply.*

Marketing and Research Relationships

Marketing

          Functional Food and Nutraceutical Products

          To exploit Proventra as broadly as possible in human applications, the Company’s consumer  products strategy is to enter into strategic relationships with food, beverage and supplement companies to develop products that incorporate Proventra and/or other immune combinations and/or to sell Proventra to these companies as an ingredient.*  The Company does not anticipate that it will manufacture, market or distribute any final food product, but will rely upon collaborations with larger companies to accomplish these goals.*

          Critical Care Products

          The Company’s critical care products are marketed through the Hormel HealthLabs sales distribution system.  This system incorporates an active distribution broker force of over 50 brokers who began representing the product in the first quarter of 2000. The acquisition of Diamond Crystal may also provide a direct sales force to sell the critical product line after evaluation by Hormel HealthLabs.*

Research

          Functional Food and Nutraceutical Products

          The Company’s product development strategy for functional food and nutraceutical products is to pursue its own research programs internally and to complement such programs by establishing relationships with key external medical, academic, governmental and major research organizations.*  The Company's primary focus is on seeking collaborative arrangements for commercialization of its Proventra-based products.*   Additionally, the Company intends to continue complementing its extensive immune-enhancing technology base by acquiring access to additional proprietary technology and patents in the areas of antibodies, vaccine, molecular biology, and processing and manufacturing technology.* The Company spent $2.3 million, $1.6 million and $1.9 million for product development in fiscal years 2000, 1999 and 1998 respectively. The increase in spending in 2000 was primarliy as a result of direct spending on products relating to current contracts with customers.

          Critical Care Products

           The Company’s product development strategy for critical care products is to initially determine the size of market opportunity with respect to a particular product. Outside laboratories are then used to analyze the ingredients of the existing product and to formulate the Company’s potential product version of a competing product.  The Company anticipates that any future product development may generally follow this procedure, but anticipates that any new products will incorporate immune-enhancing benefits to make a product proprietary and have unique features not currently available in the market so as to maintain or increase gross margins.* The Company's critical care, disease specific and intact protein nutrition formulas are not required to undergo clinical testing or obtain FDA approval for such products, though they are subject to certain FDA guidelines.

Land O’Lakes Relationship

          The Company believes that the Company’s existing relationship with Land O’Lakes provides it with certain advantages over existing and potential competitors.*  Land O’Lakes has made significant advances in the development and commercialization of antibody products for treating and preventing diseases in animals.  This technology provides the Company with a solid foundation on which to base its efforts to develop similar products for human use.

          Under an exclusive supply agreement with Land O’Lakes, the Company agreed to purchase all of its commercial requirements for high titre colostrum from Land O’Lakes through May 7, 2002, subject to Land O’Lakes’ option to renew the supply agreement for an additional ten–year period. During 1999 the Company negotiated the right to obtain its colostrum supply from additional external sources and the exclusive supply agreement has been subsequently cancelled. While the Company can continue to obtain colostrum from Land O' Lakes, the elimination of the exclusive arrangement provides the Company the opportunity to obtain the most cost competitive supply.

          When the Company was formed, it signed a letter of intent with Land O’Lakes to develop strategic relationships focused on the development of functional food products.  In March 1998, the Company and Land O’Lakes signed an amended and restated license agreement (the “Restated License”) under which the Company has significantly broadened its rights to develop and market functional foods.  Under the Restated License, the Company can use, improve, exploit, license or share existing Procor Technology, Inc. (the Company's predecessor, "Procor") technology, Procor technology improvements and new technologies, as defined, in all areas of functional foods except under certain “reserved food product” and “first refusal food product” categories, as defined.  If the Company intends to engage in manufacturing or marketing any “first refusal food product”, the Company must give Land O’Lakes notice of its intent, in which case Land O’Lakes can negotiate with the Company, in good faith and within a defined period of time, to undertake any part of the manufacturing or marketing areas.  If the Company intends to engage in manufacturing or marketing any “reserved food product”, the Company must give Land O’Lakes notice of its intent and must only work with Land O’Lakes to undertake the manufacturing or marketing of such products.  In its license agreements with Land O’Lakes, the Company retained rights to pursue the development of infant formula products containing polyclonal antibody technology.

          In March 1997, Land O’Lakes granted the Company a license (the “Kefir License”) to use existing antibody technology and future improvements in the development, formulation, manufacture, marketing, distribution and sale of kefir-based products, as defined in the Kefir License.  In consideration of granting the Kefir License, Land O’Lakes will receive a royalty based on food components or ingredients sold by the Company to be included in any kefir-based product and on net receipts from any kefir-based finished product sold by the Company.

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

Functional Foods and Nutraceutical Products

          The Company’s policy is to protect its proprietary technology as trade secrets and by filing patent applications on technology for which the Company believes patent protection is available and is in the best interest of the Company.  The Company also relies upon know–how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position.

          The Company has obtained a series of sole licenses for enabling patents from Metagenics, Inc. relating to the combination of antibodies and soluble fibers, and antibodies and active cultures (e.g., probiotics) for use in the fields of dietary supplements, medical foods and consumer foods. Metagenics, Inc. retains the right to use these patents for its own products.   The Company has also acquired a patent from Biotest Pharma GmbH for an alternative antibody processing technology. During 2000, the Company also acquired the Gaull patent which prevents the use of recombitant human proteins in infant formula without approval of the Company.  The Company believes that as future products are developed these patents can provide a competitive advantage to our customers when they incoporate combination ingredients into their products.

          The Company believes that certain of its process improvements are more valuable as trade secrets than as patented processes, where the process improvements would have to be publicly disclosed.  The Company relies on trade secrets and proprietary know–how it developed while manufacturing antibody products.  The Company believes that substantial barriers exist for competitors desiring to commercialize antibodies derived from milk or colostrum that have the features that the Company’s antibodies, or Proventra, have*; however, there can be no assurance that other companies will not develop production processes or initiate relationships with other large dairy cooperatives to develop a similar procurement system.  The Company seeks to protect trade secrets and know–how through confidentiality agreements with employees, consultants and other parties.  These agreements provide that all confidential information developed or made known during the course of the relationship with the Company is to be kept confidential and not disclosed to third parties, except in specific circumstances.  No assurance can be given that such agreements will provide meaningful protection for the Company’s non-patented trade secrets or provide adequate remedies in the event of unauthorized use of such information.  Neither can assurance be given that others will not independently develop substantially equivalent proprietary information and technology or otherwise gain access to the Company’s trade secrets or disclose such technology.

          The Company has five patents from the United States Patent & Trademark Office and  European and/or foreign counterparts have issued or are pending the same patents.  Two patents cover significant processes in its core manufacturing technology for antibodies for microfiltering milk and colostrum that reduces contaminants while improving yield.  The third patent covers the therapeutic use of Clostridium difficile specific bovine antibodies for the treatment of C. difficile related diseases such as diarrhea. The fourth patent covers a vaccine composition for generating specific, high titre antibodies against Cryptosporidium parvum. The fifth patent is the Gaull patent discussed above. The Company also has several United States patent applications pending and has acquired licenses to a number of patents or patent applications of others.  The Company’s United States patent applications are in the area of bovine antibody technology and product applications.  The Company believes that useful, new and different antibody formulations also may be patentable in support of its immune-enhancing strategy.*  Furthermore, in some cases, patent coverage may be available for the vaccines or antigens used to provoke the immune response which produces the antibodies.*  The Company’s strategy is to pursue patent protection for each of its products where possible, including their components, as well as for certain process and formulation improvements,* although the Company may not be successful in achieving broad patent protection for its technology.

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

Government Regulation

Functional Food and Nutraceutical Products

          General

          The formulation, manufacturing, processing, packaging, labeling, advertising, distribution and sale of nutritional supplements such as those being developed by the Company are subject to regulation by one or more federal agencies, principally the FDA and the Federal Trade Commission (the “FTC”), and to a lesser extent the Consumer Product Safety Commission and the United States Department of Agriculture.  These activities are also regulated by various governmental agencies for the states and localities in which the Company’s products are sold, as well as by governmental agencies in certain foreign countries in which the Company’s products are sold.  Among other matters, regulation of the Company by the FDA and FTC is concerned with claims made with respect to a product which refer to the value of the product in treating or preventing disease or other adverse health conditions.

          Federal agencies, primarily the FDA and FTC, have a variety of remedies and processes available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labels or advertising, requiring consumer redress (for example, requiring that a company offer to repurchase products previously sold to consumers), seeking injunctive relief or product seizure and imposing civil penalties or commencing criminal prosecution.  In addition, certain state agencies have similar authority, as well as the authority to prohibit or restrict the manufacture or sale of products within their jurisdiction. These federal and state agencies have in the past used these remedies in regulating participants in the nutritional products industry, including the imposition by federal agencies of civil penalties in the millions of dollars against a few industry participants.  There can be no assurance that the regulatory environment in which the Company operates will not change or that such regulatory environment, or any specific action taken against the Company, will not result in a material adverse effect on the Company’s business, financial condition or results of operations.  In addition, increased sales and publicity of nutritional supplements may result in increased regulatory scrutiny of the nutritional supplements industry.

          Dietary Supplement Health and Education Act

          DSHEA was enacted in October 1994, amending the Food, Drug and Cosmetic Act.  The Company believes this law is generally favorable to the dietary supplement industry.  DSHEA establishes a new statutory class of “dietary supplements,” which includes vitamins, minerals, herbs, amino acids and other nutritional supplements for human use to supplement the diet and includes in such class all dietary ingredients on the market as of October 15, 1994.  Such class of nutritional supplements will not require the submission by the manufacturer or distributor of evidence of a history of use or other evidence of safety establishing that the supplement will reasonably be expected to be safe, but a nutritional supplement that contains a dietary ingredient that was not on the market as of October 15, 1994 does require such submission of evidence of a history of use or other evidence of safety. Among other things, this law prevents the further regulation of dietary ingredients as “food additives” and allows the use of statements of nutritional support on product labels. DSHEA allows the use of "structure/function" claims on the label of a product, which may allow the Company to communicate advantages of Proventra without the expenses associated with FDA clinical trials.*  The law requires companies to file label claim information with FDA within 30 days after initiating marketing of a product, and FDA may respond with a "courtesy letter" commenting on the claims if it believes they are not appropriate.

          Since the passage of DSHEA, FDA has indicated that food products not considered dietary supplements and regulated under the Nutrition Labeling and Education Act (NLEA) may also bear “structure/function” claims, provided that the food or ingredient in the food product meets the Generally Recognized as Safe (GRAS) standard.  While the Company’s products have not been certified GRAS, the Company believes that its ingredients will meet this standard and has initiated the review process with a third party regulatory consulting group.*  NLEA also provides for a class of label claims called health claims, which describe the effect a food product may have on reducing disease risk.  Health claims, in contrast to structure/function claims, do require advance approval and are subject to the standard that such claims must represent substantial scientific agreement (as generally evidenced by multiple well controlled clinical studies).  Only a limited number of health claims have been approved under NLEA or a succeeding act, the FDA Modernization Act, which provided additional pathways for obtaining approval of health claims.

          Research Based Dietary Ingredients Association

          The Company is a member of the Research Based Dietary Ingredients Association ( RDIA), which is an organization that works with regulators to set scientifically based standards for functional foods. The Company’s Chairman is the current president of this organization.

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

          BSE

          Bovine Songiform Encephalophy, or BSE (madcow disease), is a predominantly European disease currently believed to be transmitted primarily through the bone tissue of cattle. The World Health Organization has developed four categories for measuring the risk of contracting  the BSE disease through cattle. Category I is considered high infectivity, category II medium infectivity, category III low infectivity and category IV no detectable infectivity. Colostrum, milk and other items are classified as category IV and therefore there appears to be no risk of contracting BSE through these products.  No known cases of BSE have ever been attributed to colostrum.

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

Competition

Functional Food and Nutraceutical Products

          The area of nutritional products is highly fragmented and competitive with many large nationally known manufacturers and many smaller manufacturers and marketers of nutritional products.  The Company has licensed patents from Metagenics regarding the incorporation of antibodies combined with active cultures and antibodies combined with soluble fiber.  Many of the nutritional products the Company anticipates developing, in conjunction with a strategic partner, will be covered by these patents.*  Potential competitors, however, could be larger than the Company, have greater access to capital and may be better able to withstand volatile market conditions.  Moreover, because the nutritional products industry generally has low barriers to entry, additional competitors could enter the market at any time.  In that regard, although the nutritional products industry to date has been characterized by many relatively small participants, national or international companies (which may include food or pharmaceutical companies or other suppliers to the mass markets) may seek to enter or to increase their presence in this industry, which would have a material adverse effect on the Company’s competitive position.

          The Company has assessed the factors that may make it competitive in this environment and believes that its central strength is that the products it will develop in conjunction with various partners will be unique, distinct and proprietary in the marketplace.*  This distinction is made by offering in its products direct immune enhancing benefits that include Proventra and a combination of other  key ingredients, such as active cultures and soluble fiber, currently not available in the market.*  Such products will also be subject to patent protection.*  Another strength includes proprietary technologies that can enhance Proventra by offering immune protection against specific common disease-causing pathogens.*  Additionally, the Company’s collaborative relationships offer financial, production, sales and distribution synergies beyond those of GalaGen itself, which allow the Company to compete more effectively.*

Colostrum Manufacturers

          The Company knows of certain colostrum manufacturers, including New Zealand Dairy and La Belle, Inc., which supply colostrum in dried or liquid form.   These competitors are larger than the Company, have greater access to capital and may be better able to withstand volatile market conditions. Potential competitors could also be larger than the Company, have greater access to capital and may be better able to withstand volatile market conditions.  The colostrum market requires access to a substantial number of dairy cows to be commercially successful.  The Company has assessed the factors that may make it competitive in this environment and believe that its central strengths are: (i) its access to 750,000 dairy cows in the Land O'Lakes system, (ii) its ability to pasteurize, and/or certify Kosher, colostrum, while still maintaining the effectiveness of the immune-enhancing components, namely antibodies, which the Company believes no competitor offers, and (iii) its ability to enhance Proventra by offering immune protection against targeted pathogens.*

Critical Care Products

          Competition in the critical care nutrition products market primarily consists of five companies that have established brands in the specialty markets in which the Company has chosen to compete. These companies, Novartis, Mead Johnson, Nestlé and Ross Laboratories, each market their specialty products through sales personnel who generally use traditional in-person sales.  All of these companies are larger than the Company, have greater access to capital and are likely to be better able to withstand volatile market conditions.  Although Ross Laboratories is the dominant manufacturer in the United States adult total enteral nutrition market (which includes the critical care nutrition market), Ross Laboratories has focused on whole protein products that do not compete directly with the Company's critical care elemental protein formulas. Although the Company believes it is the only company currently offering low cost alternatives to the established brands, other companies may enter this market.*

Employees

          At December 31, 2000, the Company had 17 employees, two of whom came from NMI when the Company acquired certain assets of NMI and are in sales working through Hormel HealthLabs.  Three employees have Ph.D. degrees, one of whom has an M.D. degree.  Five employees are currently working in product development, including the clinical regulatory area.  The Company believes its employee relationships are good.

Risk Factors

          Certain statements made in this Annual Report on Form 10-K, including those indicated by an asterisk above, are forward–looking statements based on our current expectations, assumptions, estimates and projections about our business and our industry.  These forward–looking statements involve risks and uncertainties.  Our business, financial condition and results of operations could differ materially from those anticipated in these forward–looking statements as a result of certain factors, as more fully described below and elsewhere in this Form 10-K.  You should consider carefully the risks and uncertainties described below, which are not the only ones facing our Company.  Additional risks and uncertainties also may impair our business operations.  We undertake no obligation to update publicly any forward–looking statements for any reason, even if new information becomes available or other events occur in the future.

General

We may not ever achieve a profitable level of operations.

Our ability to achieve profitable operations depends in large part on:

•         entering into agreements to develop products and establish markets for those products; and
•         making the transition from a research company to an operating and marketing company.

          We cannot be sure we will be successful in ever achieving either result.  We have experienced significant operating losses in each year since our inception in 1987.  We have an accumulated deficit of approximately $65 million as of December 31, 2000.  We may continue to lose money in the future.

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

          Our long-term ability to continue funding our planned operations depends on our ability to obtain additional funds through:

•         product revenues;
•         equity or debt financing;
•         partners to help us develop products and market those products;
•         license agreements; or
•         other financing sources.

          Because of our significant long–term capital requirements, we may seek to raise funds when conditions are favorable.  We may do so even if we do not have an immediate need for the capital at the time we raise it.  If we have not raised funds prior to when our needs for funding become immediate, we may be forced to raise funds when conditions are unfavorable.  This could result in significant dilution of our current stockholders.

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

          Our  Common Stock  is traded on the  Over-the-Counter Bulletin Board, or OTCBB and the volume of shares of Common Stock traded on that market has been relatively small.  Given the small volume of shares traded, market fluctuations may have a particularly adverse effect on the market price of our Common Stock.  We cannot be sure of the liquidity of the market for the Common Stock or the price at which any sales may occur.  The volume of trading in our Common Stock in the future will depend upon the number of holders of the Common Stock, the interest of securities dealers in maintaining a market in the Common Stock and other factors beyond our control.  The market price of our Common Stock could be subject to significant fluctuations in response to:

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

          GalaGen and our stockholders may have difficulty in selling shares of our Common Stock.

          The OTCBB is not a listing service, market or exchange. Instead, it is a regulated quotation service that displays real-time quotes, last-sale prices and volume information for securities traded on it. In order for a security to trade on the OTCBB, market makers must be willing to make a market in the security. We cannot be sure that market makers will continue to make a market in shares of our Common Stock. Even if market makers do continue to make a market in our Common Stock, we cannot be sure that they will be successful in executing trades placed with them. The lack of a liquid market for our Common Stock, may make it difficult for us to raise funds through the sale of our Common Stock or securities convertible into Common Stock.

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

          If we rely on inaccurate market information, we could make a decision that has a material adverse effect on our business and financial condition.

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

          Given our limited experience in manufacturing Proventra, we cannot be sure that we will be successful in producing Proventra of acceptable quality on a commercial scale and at acceptable costs in our manufacturing facility.  If we cannot, our business and financial condition could be materially adversely affected.  Our production of Proventra will be regulated by the Minnesota Department of Agriculture.  We believe that our current manufacturing facility will meet the anticipated requirements for the production of Proventra for use in consumer and clinical nutritional products through the year 2001.  Further, we believe that contract manufacturers would be available to increase our Proventra production capacity quickly, if required.  However, until we begin producing Proventra on a commercial scale, we cannot be sure that our production capabilities will be adequate.

          Failure of our collaborations to develop and market products containing Proventra could have a material adverse effect on our business and financial condition.

          We are relying on collaborations with larger more established companies to develop and market products containing Proventra.  Our collaborators’ inability to bring products to market could have a material adverse effect on our business and financial condition.  Introduction of new products depends on our ability and our collaborators’ ability to accomplish the following:

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

Risks Specific to Functional Food and Nutraceutical Products

          Consumer fear of Bovine Songiform Encephalopahy, or BSE, may impair our ability to commercialize products containing bovine colostrum.

          Occurrences of BSE, or “mad cow disease,” in certain parts of the world may lead to consumer resistance to product containing bovine derived ingredients. Such consumer resistance, or concerns on the part of consumer product developers and manufacturers about such consumer resistance, may impair our ability to commercialize products containing our proprietary bovine colostrum ingredients.

          Public misperception of the safety of our product could have a material adverse effect on our business and financial condition.

          We are highly dependent upon consumers’ perception of the safety and quality of our products as well as of similar products distributed by other companies.  Thus, for example, the publication of reports asserting that such products may be harmful could have a material adverse effect on our business and financial condition, regardless of whether such reports are scientifically supported and regardless of whether the alleged harmful effects would be present at the dosages recommended for such products.

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

Risks Specific to Critical Care Nutrition Products

          If Hormel HealthLabs does not increase the sales volume of our critical care nutrition products, our business and financial condition may be materially adversely affected.

          We rely on Hormel HealthLabs and its distribution network to sell and distribute our critical care products.  Because we entered into our sales and distribution arrangement with Hormel HealthLabs in August of 1999, we cannot be sure that its sales force will actively promote our critical care products or that the sales force will be successful in generating increased sales of those products.  If the sales volume of our critical care nutrition products is not increased, our business and financial condition may be materially adversely affected.

          If marketing efforts do not generate the name recognition for our critical care products necessary to significantly enhance revenues, our business and financial condition may be materially adversely affected.

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

          If the contract manufacturers that produce our products cannot do so adequately, our business and financial condition may be materially adversely affected.

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

          If we cannot enforce the trademarks used with our critical care nutrition products our business and financial condition may be materially adversely affected.

          We  acquired certain of the trademarks used with our critical care nutrition products from third parties and cannot be sure that such trademarks do  not violate the proprietary rights of others.  Nor can we be sure  that our proprietary rights in the marks would be upheld if challenged.  If we were prevented from using the marks for any reason, our business and financial condition may be materially adversely affected.  In addition, we cannot be sure that we will have the financial resources necessary to enforce or defend our trademarks, which could also have a material adverse effect on our business and financial condition.   Under their previous ownership, certain of the  trademarks  that we have acquired  were not registered.  Instead  their owner relied on common law trademark rights. The lack of  registration may impair  our ability  to successfully register the trademarks or to prosecute successfully an infringement action against other users of these trademarks.

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

Item 2.        Properties

          The Company leases approximately 6,800 square feet of administrative space from Carlson Real Estate Company in Minneapolis, Minnesota. In addition, the Company leases approximately 1000 square feet of manufacturing and lab space at the Land O’Lakes corporate office located in Arden Hills, Minnesota. Some of the office space is utilized by Hormel HealthLabs to sell its licensed critical care products. The Company rents, on an as-needed basis, public warehouse space to store inventory.  Management believes that the Company’s facilities are suitable and adequate for current office, research, manufacturing and storage requirements.

Item 3.        Legal Proceedings

          The Company is not a party to any material legal proceeding.

Item 4.        Submission of Matters to a Vote of Security Holders

          None.

Item 4(a).    Executive Officers of Registrant

          The executive officers of the Company are:

Name	Age	Position
Robert A. Hoerr, M.D., Ph.D.	51	Chairman of the Board of Directors and Chief Technology Officer
Henry J. Cardello	49	President, Chief Executive Officer and Director
Eileen F. Bostwick, Ph.D.	50	Vice President, Research and Development
Michael E. Cady	48	Vice President, Manufacturing and Engineering
Franklin L. Kuhar	44	Vice President, Chief Financial Officer, Secretary and Treasurer

          Robert A. Hoerr, M.D., Ph.D., was named Chairman of the Board and Chief Technology Officer in March 2000.  Prior thereto, Dr. Hoerr served as Vice President, Medical and Regulatory Affairs of the Company from January 1993 to December 1993, Senior Vice President from December 1993 to February 1994, President and Chief Operating Officer of the Company from February 1994 to September 1994, President and Chief Executive Officer from September 1994 to November 1998 and Chairman of the Board and Chief Executive Officer from November 1998 to March 2000. Dr. Hoerr was Director of Medical Affairs for Sandoz Nutrition Corporation, a research–based nutrition company, from March 1990 to January 1993. From 1986 to 1990, Dr. Hoerr was Research Scientist and Assistant Program Director at the Clinical Research Center, Massachusetts Institute of Technology (“MIT”). Dr. Hoerr received his A.B. in Biology from Indiana University, his M.D. from Indiana University School of Medicine and his Ph.D. in Nutritional Biochemistry and Metabolism from MIT.

          Henry J. Cardello was named President and Chief Executive Officer in March 2000.  Mr. Cardello served as President from January 1999 to March 2000, and had been advising the Company since April 1998 through Marketing Ventures of America, Inc. ("MVA"), a consumer-marketing firm that specializes in commercializing consumer-based products, of which he has been Chairman and President since July 1987.  Prior to July 1987, Mr. Cardello was President of Sunkist Soft Drinks, Inc., a unit of Cadbury Schweppes, Vice President of Marketing for Cadbury’s Canada Dry business and Director of Marketing for Coca-Cola USA.   Additionally, Mr. Cardello has held several brand management positions with Anheuser-Busch and General Mills, Inc. Mr. Cardello received his B.S. degree in engineering from Lehigh University and his M.B.A. from The Wharton Graduate School of Business.

          Eileen F. Bostwick, Ph.D., has served as Manager of Research and Development since July 1992, Director of Research and Development since September 1993 and Vice President of Research and Development since March 1997.  Dr. Bostwick joined the Company’s predecessor, Procor Technologies, Inc. (“Procor”) in 1988 as Immunology Group Leader. Prior thereto, Dr. Bostwick was a Senior Immunologist in the Biotechnology Section at Minnesota Mining & Manufacturing. Dr. Bostwick received her B.S. and M.S. degrees from Michigan State University in Dairy Science, and her Ph.D. in immunology and physiology from the University of Minnesota.

          Michael E. Cady has served as Vice President, Manufacturing and Engineering of the Company since July 1992.  From January 1988 to July 1992, Mr. Cady served as Director of Operations for Procor.  From 1979 to 1988, Mr. Cady held engineering and planning positions within several operating groups at Land O’Lakes.  Mr. Cady was a member of the Land O’Lakes group that evaluated and implemented the polyclonal antibody technology used as a basis for the Company’s manufacturing process.  Prior to joining Land O’Lakes Mr. Cady was an engineer at Swift & Company, a food processing company.  Mr. Cady received his B.S. in Engineering from the University of Iowa and earned his M.B.A. from the University of St. Thomas.

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

PART II

Item 5.        Market for Registrant’s Common Equity and Related Stockholder Matters

          The Company’s common stock, par value $.01 per share, has been publicly traded since the closing of the Company’s initial public offering on April 1, 1996.  During 2000 the common stock traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol GGEN through October 1, 2000 and then was traded on the Nasdaq SmallCap tier through December 31, 2000. The common stock was delisted in early January 2001 and now trades on the Over the Counter Bulletin Market under the symbol GGEN.  At March 27, 2001 the number of holders of the common stock was approximately 2,353, consisting of 153 record holders and 2,200 stockholders whose stock is being held by a bank, broker or other nominee.  On March 29, 2001, the closing sale price of a share of the common stock was $0.625.

          The high and low sale prices per share of the common stock for the four quarters during the years ended December 31, 2000 and 1999 were as follows:

	2000		1999
	High	Low	High	Low
First Quarter	$5.250	$1.563	$2.625	$1.750
Second Quarter	$3.125	$1.656	$2.406	$1.438
Third Quarter	$2.688	$ .938	$2.750	$1.625
Fourth Quarter	$1.000	$ .188	$2.125	$1.375

          The Company has never paid cash dividends on the common stock.  The Board of Directors does not anticipate paying cash dividends in the foreseeable future.

Item 6.        Selected Financial Data

          The selected financial data set forth below as of December 31, 2000 and 1999 and for each of the three years ending December 31, 2000, 1999 and 1998 are derived from the audited financial statements of the Company which are included herein.  The selected financial data as of December 31, 1998,1997 and 1996 and for each of the two years  ending December 31, 1997 and 1996 are derived from audited financial statements, which are not included herein. The data set forth below should be read in conjunction with the financial statements and notes thereto included in Item 8 and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in item 7 hereof.

	Year Ended December 31
	2000	1999	1998	1997	1996
	(in thousands, except share numbers and per share data)
Statements of Operations:
Revenues	$889	$3,181	$876	$-	$-
Operating expenses:
Cost of goods sold	5	704	244	-	-
Selling, general and administrative	2,356	2,942	2,235	1,541	1,480
Product development	2,302	1,619	1,914	3,760	5,258
Depreciation and amortization	520	679	768	601	409
Operating loss	(4,294)	(2,762)	(4,285)	(5,902)	(7,147)
Interest income	107	176	338	448	605
Interest expense	(1)	(11)	(573)	(181)	(945)
Net loss before accounting change	(4,188)	(2,596)	(4,520)	(5,635)	(7,487)
Cumulative effect of change in accounting principle	(732)	-	-	-	-
Net loss	(4,920)	(2,596)	(4,520)	(5,635)	(7,487)
Preferred stock dividend	-	-	-	-	(7,297)
Net loss applicable to common stockholders	$(4,920)	$(2,596)	$(4,520)	$(5,635)	$(14,784)
Net loss per share – basic and diluted
Net loss before accounting change	$(.38)	$(.26)	$(.56)	$(.78)	$(2.24)
Cumulative effect of change in accounting principle	$(.07)	-	-	-	-
Net loss per share	$(.45)	$(.26)	$(.56)	$(.78)	$(2.24)

Weighted average number of common shares outstanding
Basic and diluted	10,926,376	9,957,306	8,067,564	7,184,722	6,604,902

	December 31
	2000	1999	1998	1997	1996
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$827	$205	$4,082	$156	$3,870
Available-for-sale securities	-	2,783	-	7,512	7,498
Working capital	600	3,271	3,725	7,028	9,776
Total assets	2,610	4,732	6,293	9,530	12,959
Note payable	-	-	-	1,162	-
Convertible notes	-	-	193	1,072	-
Total liabilities	1,810	464	1,217	2,877	1,724
Stockholders’ equity	$800	$4,268	$5,076	$6,653	$11,235

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Disclosure Regarding Forward-Looking Statements

                    The information contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward looking statements within the meaning of Section 21E of the Exchange Act.  Such forward-looking statements are based on the beliefs of the Company’s management as well as on assumptions made by and information currently available to the Company at the time such statements were made.  When used here , the words “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to the Company, are intended to identify such forward-looking statements.  Although the Company believes these statements are reasonable, readers of this Annual Report should be aware that actual results could differ materially from those projected by such forward-looking statements as a result of the risk factors listed below and set forth herein, under the caption “Risk Factors.”  The Company cautions the reader, however, that such list of factors under the caption “Risk Factors” may not be exhaustive and that those or other factors, many of which are outside of the Company’s control, could have a material adverse effect on the Company and its results of operations.  Factors that could cause actual results to differ include, without limitation, the Company’s ability to generate sufficient working capital and obtain necessary financing to meet capital requirements, the Company’s ability to form strategic alliances with marketing and distribution partners, the Company’s exposure to product liability claims, consumers’ perception of product safety and quality, the Company’s reliance on flawed market research, potential competitors that are larger and financially stronger, the Company’s ability to receive regulatory approval for its products and the Company’s ability to manufacture an acceptable product on a commercial scale.

General

          GalaGen’s mission is to become the leading presence in foods, beverages and dietary supplements that help enhance the immune system and to take advantage of all of colostrum’s benefits.  A critical factor for success of the Company is its immune-enhancing ingredient, which has been branded Proventra™ Brand Natural Immune Components (“Proventra”).  Proventra is derived from colostrum; the highly nutritious first milk from a dairy cow after its calf is born.  The primary components found in Proventra are naturally occurring broad-spectrum antibodies or specialized proteins that enhance the body’s own immune system to provide protection against harmful micro-organisms.  Additional immune-enhancing components found in Proventra include lactoperoxidase, lactoferrin, growth factors and other substances to bolster the body’s resistance.

          The Company, in conjunction with strategic partners, continues to expand applications for its technology and is developing a portfolio of Proventra-based products that target the needs of consumers and the healthcare market.

          In 1998, the Company entered into a collaboration and license agreement and a manufacturing and supply agreement with Wyeth-Ayerst Laboratories (“Wyeth-Ayerst”), a division of American Home Products Corporation.  The two companies will develop and commercialize a proprietary ingredient with unique antibacterial properties for use in pediatric formula and other nutritional products.  The collaboration, during the research and development phase of the product, will be funded by Wyeth-Ayerst through payments to the Company.

          In January 1999, the Company entered into a collaboration agreement with General Nutrition Corporation, Inc. for product development, manufacturing, supply and retail marketing of its Proventra.  The agreement calls for the two companies to develop and market a range of immune-enhancing dietary supplements and nutrition formulas.

          In March 1999, the Company entered into an agreement with Tropicana Products, Inc., a division of PepsiCo Inc.  Under the agreement, which expired in December 1999, the two companies were  exploring development of nutritious beverages for the health-conscious consumer.  Subsequent to the expiration of the exploratory agreement in December 1999, the Company and Tropicana are continuing to work together on various potential products. Additional studies are underway that may lead to product introduction opportunities with Tropicana.

          In March 1999, the Company also entered into a licensing and distribution agreement with Hormel HealthLabs (“HHL”), a wholly owned subsidiary of Hormel Foods Corporation.  HHL licensed the manufacturing and distribution rights for a new, clinically tested, cultured dairy beverage the Company developed to improve the gastrointestinal health of patients in hospitals and nursing homes.  The product includes a patented ingredient combination and will also incorporate the Company’s Proventra.

          In July 1999, the Company licensed its line of critical care nutrition products, previously acquired from NM Holdings, Inc. (“NMI”), to HHL.  The licensing agreement granted HHL worldwide rights to manufacture, distribute, market and sell the Company’s critical care products.  Under the terms of the agreement HHL will pay royalties, subject to an annual minimum royalty, to the Company based upon net sales of the specified products.  HHL commenced selling the Company’s critical care products on a limited basis in September 1999, and on an exclusive basis effective October 1999.

          In October 1999, the Company entered into a collaborative licensing agreement with Novartis Consumer Health Inc. (“Novartis”) whereby the Company granted Novartis certain rights to defined Proventra technology.  Also in October, the Company and Novartis entered into a supply agreement for which the Company will supply the Proventra ingredients.

          In December 1999, the Company and Novartis entered into a development agreement for various product development and research projects.  Novartis will pay for pre-approved activities related to the research projects.  The Company will initially record payments received as an advance, and recognize revenue as the Company incurs the associated expense.  The Company also will receive a royalty from future Novartis sales as additional compensation. No royalties were due in 2000 or 1999.

          The Company, in conjunction with Land O’ Lakes, has worked with a marketing/testing firm to develop a yogurt containing Proventra.  The Company believes that the future success of a Proventra yogurt product will be enhanced by continuing to follow its strategy of introduction of products through large market leaders.  Accordingly, the Company has obtained rights from Land O’Lakes to pursue an alliance with major yogurt manufacturers.  The Company is currently exploring alliance relationships with these major companies and any yogurt product introductions will be dependent upon successful completion of a yogurt license agreement.

          In July 2000, the Company entered into a supply agreement with Estee Lauder Inc.,  to supply its colostrum-based ingredient for use in cosmetic skin care products.

Results of Operations

Years ended December 31, 2000, 1999 and 1998

          General.  The net loss in 2000 was $4,920,000 compared to a net loss of $2,596,000 in 1999, an increase of $2,324,000.  The loss increase in 2000 was due primarily to decreased product sales and licensing revenue and increased product development expense in support of the Company’s consumer product programs.  This loss was partially offset by decreases in cost of goods sold and a decrease in selling, marketing, general and administrative expense. Additionally, the Company adopted SAB 101 and recorded a cumulative effect of accounting change adjustment in 2000 of $732,000 related to license revenues recorded in 1999. The loss in 1999 was $2,596,000 compared to a net loss of $4,520,000 in 1998, an improvement of $1,924,000. The decrease in 1999 was due primarily to increased product sales, increased licensing and product development revenue, decreased interest expense and decreased product development expense offset by increased selling, marketing, general and administrative expense.

          Revenues.  Revenues decreased $2,292,000, or 72%, in 2000 to $889,000 from $3,181,000 in 1999.  The decrease in 2000 was due primarily to a $1,708,000 decrease in product sales from the Company’s critical care product line, which was licensed to HHL in July 1999, offset by a $93,000 increase in royalty revenue primarily due to the HHL licensing agreement. License revenue in 2000 also includes the amortization of approximately $107,000 relating to the cumulative effect adjustment. Revenue increased in 1999 to $3,181,000 from $876,000 in 1998, an increase of $2,305,000. The increase in 1999 was due to increased sales of the critical care products of approximately $776,000; increased licensing revenues of approximately $500,000, relating to the Company’s license agreements; increased product development revenue of approximately $614,000, related to the Company’s separate research agreements; increased sales of the Company’s Proventra product of approximately $327,000 and increased royalty revenue of approximately $88,000.

          Cost of Goods Sold.  Cost of goods sold decreased $699,000, or 99%, in 2000 to $4,600 from $703,600 in 1999 and increased $459,500, or 188%, in 1999 to $703,600 from $244,100 in 1998. The decrease in 2000 corresponds with the decrease in sales related to critical care nutritional products being licensed to HHL in July 1999.  The increase in 1999 was due to increased cost of goods sold related to sales of the critical care  and Proventra products of approximately $294,000 and $165,000 respectively.

          Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $585,966, or 20%, in 2000 to $2,355,845 from $2,941,811 in 1999 and increased $706,449, or 32%, in 1999 from $2,235,362 in 1998. Approximately $812,000 of the decrease in 2000 is due to decreased sales, marketing and personnel expense related to the Company’s critical care nutrition products that were licensed to HHL in July 1999, decreased legal and consulting expense of $226,000, offset by increased expenses of approximately $452,000 associated with the consumer product programs. The increase in 1999 was due to increased sales, marketing and personnel expense for the Company’s critical care nutrition products of approximately $531,000, increased marketing and personnel expense for the Company’s consumer products of approximately $199,000 and increased legal expense of approximately $66,000 offset by decreased shareholders relation expense of approximately $90,000.

          Product Development Expenses.  Expenses for product development increased $683,600, or 42%, in 2000 to $2,302,100 from $1,618,500 in 1999 and decreased $295,800, or 15%, in 1999 from $1,914,300 in 1998. The increase in 2000 was due primarily to  $628,000 in increased associated personnel expenses and $110,000 in outside consulting expenses related to the continuing research in support of the Company’s consumer product efforts. In 1999, approximately $312,000 of the decrease was from decreased personnel expense and approximately $305,000 of the decrease was from decreased expenses related to the pharmaceutical program terminated during 1998.  These decreases were offset by increased consumer research and development expense of approximately $71,000 and the receipt of $250,000, for return of license rights, which reduced 1998 product development expense.

          Depreciation and Amortization.  Depreciation and amortization decreased $158,911, or 23%, in 2000 to $520,210 from $679,121 in 1999 and decreased $88,353, or 12%, in 1999 from $767,474 in 1998. The decrease in 2000 was primarily due to decreased amortization of warrants and options issued for services of approximately $159,000 and a decrease in deferred compensation amortization of approximately $54,000 offset by increased intangible asset amortization of approximately $49,000.  The decrease in 1999 was due to decreased deferred compensation expense of approximately $125,000, decreased depreciation expense of approximately $109,000 related to the Company’s note payable conversion and decreased deferred expense amortization of approximately $89,000 offset by increased intangible asset amortization of approximately $234,000 related to the Company’s asset acquisitions.

          Interest Income.  Interest income for 2000 decreased $69,727, or 40%, to $106,575 from $176,302 in 1999 and decreased $161,705, or 48%, from $338,007 in 1998. The decreases were primarily attributable to the decreased levels of invested funds.

          Interest Expense.  Interest expense decreased $9,625, or 90%, in 2000 to $1,102 from $10,727 in 1999 and decreased $562,316, or 98%, from $573,043 in 1998. Interest expense in 2000 related primarily to a capital lease, which started in October. The decrease in interest expense in 1999 is due to the conversion of the Company’s convertible debt as well as the conversion of the Company’s note payable into an operating lease.

Liquidity and Capital Resources; Cash Flow Analysis

          Cash used in operating activities increased by $1,045,879, or 44%, in 2000 to $3,406,560 from $2,360,681 in 1999 and decreased $1,180,173, or 33%, in 1999 from $3,540,854 in 1998. Cash used in operations during 2000 went primarily to fund operating losses.  Cash used in operations during 1999 was used primarily to fund operating losses as well as repayment of current obligations.

          In 2000, the Company sold $2,782,790 of its available-for-sale securities. The Company invested $2,782,790 in 1999 in available-for-sale securities, and in 1998, the Company redeemed $7,511,619 of its available-for-sale securities.  The Company invested $3,975 in 2000, $2,093 in 1999 and $39,365 in 1998 in equipment and tenant improvements related to the Company’s pilot plant manufacturing facility.  The Company invested $94,143 in 2000, $13,857 in 1999 and $50,475 in 1998 in lab equipment, computer equipment and software and furniture used primarily to support the Company’s operations. In 1999, the Company invested $227,802 in purchased product development technology relating to an asset purchase agreement with Marketing Ventures of America, Inc., of which the Chief Executive Officer of the Company is a 100% shareholder.  In 1998, the Company invested $141,363 in fixed assets and inventory received relating to the asset purchase agreement with NMI.

          The Company received proceeds of $223,471 and $262,210 in 2000 and 1998 respectively from the exercise of stock options and warrants.  Also in 1999, the Company repurchased warrants for $375,000.

          On October 11, 2000, the Company completed the sale of 1,750,000 shares of common stock at a price of $.80 per share to certain investors, previous investors and their affiliates, in a private placement and issued the investors warrants to purchase an additional 175,000 shares of common stock at a price of $.80 per share.  The aggregate proceeds of the private placement, net of placement commission and related expenses were $1,189,271.  Pursuant to the Subscription Agreement and Investment letter related to the private placement, the Company filed a Registration Statement on Form S-3 on November 9, 2000 to register the resale of the shares of common stock, and the shares of common stock underlying the warrants, issued in the private placement. In 1999, the Company received net private placement funding proceeds of $1,903,000.

          During the third quarter of 2000, the Company relocated its administrative headquarters, due to space constraints of Land O’Lakes, its previous landlord.  The Company signed a four-year lease for its new administrative headquarters..

          On November 1, 2000, the Company entered into a $75,000 capital lease arrangement for office furniture and telephone equipment. The lease requires  24 monthly payments of $3,707 beginning in November 2000 and ending in October 2002.

          The Company’s operating lease for select pilot plant, manufacturing equipment and office equipment calls for future payments of approximately $171,000 through May 2001 with a final payment of  $165,000 in June 2001.  The Company’s seven-year operating lease for additional select manufacturing equipment requires annual payments of approximately $131,000 through 2003.  Additionally, the Company’s five-year lease agreement for specified manufacturing space requires future annual payments of approximately $43,000 through June 2001.

          The Company anticipates that its existing resources and interest thereon will not be sufficient to satisfy its anticipated cash requirements through the year ending December 31, 2001. The Company’s working capital and capital requirements will depend upon numerous factors, including revenue from product sales and collaboration arrangements, the progress of the Company’s market research, product development and ability to obtain partners with the appropriate manufacturing, sales, distribution and marketing capabilities.  The Company’s capital requirements also will depend on the levels of resources devoted to the development of manufacturing capabilities, technological advances, the status of competitive products and the ability of the Company to establish partners or strategic alliances to provide funding to the Company for certain manufacturing, sales, product development and marketing activities.

          The Company expects to incur substantial additional marketing expense and product development expense.  Capital expenditures may be necessary to establish additional commercial scale manufacturing facilities.  The Company will need to raise substantial additional funds for longer-term product development, manufacturing and marketing activities that may be required in the future.  The Company’s ability to continue funding its planned operations is dependent upon its ability to generate product revenues or to obtain additional funds through equity or debt financing, strategic alliances, license agreements or from other financing sources.  A lack of adequate revenues or funding could eventually result in the insolvency or bankruptcy of the Company.  At a minimum, if adequate funds are not available, the Company may be required to delay or to eliminate expenditures for certain of its product development efforts or to license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop itself.  Because of the Company's significant long–term capital requirements, it may seek to raise funds when conditions are favorable, even if the Company does not have an immediate need for such additional capital at such time.  If the Company has not raised funds prior to when its needs for funding become immediate, the Company may be forced to raise funds when conditions are unfavorable, which could result in significant dilution for current stockholders.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

          The Company’s market risk is unlikely to have a material adverse effect on the Company’s business, results of operations or financial condition.

Item 8. Financial Statements and Supplementary Data

BALANCE SHEETS

ASSETS	December 31, 2000	December 31, 1999

Current assets:
Cash and cash equivalents	$826,943	$204,817
Available-for-sale securities	-	2,782,790
Accounts receivable, net of allowance of $13,136 in 2000 and $18,951 in 1999	554,760	499,606
Inventory	224,746	56,372
Prepaid expenses	206,886	146,023
Total current assets	1,813,335	3,689,608

Property and equipment	860,864	687,746
Less accumulated depreciation	(536,262)	(400,301)
	324,602	287,445

Customer list, net	270,000	360,000
Other intangible assets, net	106,373	300,872
Restricted cash	77,679	-
Deferred expenses	18,000	93,750
	472,052	754,622

Total assets	$2,609,989	$4,731,675

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$949,872	$273,717
Development contract advance	89,275	125,850
Current portion of deferred revenue	107,140	-
Current portion of capital lease obligation	34,584	-
Other current liabilities	32,364	19,036
Total current liabilities	1,213,235	418,603

Commitments

Capital lease obligations	34,104	-
Deferred revenue	517,716	-
Other long–term liabilities	45,000	45,000
Total Long-term Liabilities	596,820	45,000
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 15,000,000
Issued and outstanding shares – none in 2000 and 1999	-	-
Common stock, $.01 par value:
Authorized shares – 40,000,000
Issued and outstanding shares – 12,275,448 in 2000; 10,416,462 in 1999	122,754	104,165
Additional paid–in capital	65,532,809	64,099,393

Accumulated deficit	(64,855,629)	(59,935,486)
Total stockholders’ equity	799,934	4,268,072
Total liabilities and stockholders’ equity	$2,609,989	$4,731,675

See accompanying notes.

GALAGEN INC.

STATEMENTS OF OPERATIONS

	Year ended December 31
	2000	1999	1998
Revenues:
Product sales	$10,661	$1,718,781	$616,168
Product licensing revenue	107,144	750,000	250,000
Product development revenue	590,154	624,238	9,911
Royalty revenue	181,335	88,259	-
	889,294	3,181,278	876,079

Operating expenses:
Cost of goods sold	4,723	703,606	244,141
Selling, general and administrative	2,355,845	2,941,811	2,235,362
Product development	2,302,132	1,618,518	1,914,295
Depreciation and amortization	520,210	679,121	767,474
	5,182,910	5,943,056	5,161,272
Operating loss	(4,293,616)	(2,761,778)	(4,285,193)

Interest income	106,575	176,302	338,007
Interest expense	(1,102)	(10,727)	(573,043)

Net loss before accounting change	(4,188,143)	(2,596,203)	(4,520,229)

Cumulative effect of change in accounting principle	(732,000)	-	-

Net loss	$(4,920,143)	$(2,596,203)	$(4,520,229)
Net loss per share – basic and diluted
Net loss before accounting change	$(.38)	$(.26)	$(.56)
Cumulative effect of change in accounting principle	$(.07)	-	-

Net loss per share	$(.45)	$(.26)	$(.56)

Weighted average number of common shares outstanding Basic and diluted	10,926,376	9,957,306	8,067,564

See accompanying notes.

GALAGEN INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Deferred Compen-	Accumulated
	Shares	Amount	Capital	Sation	Deficit	Total
Balance at January 1, 1998	7,234,974	$72,350	$59,669,586	$(269,804)	$(52,819,054)	$6,653,078
Amortization of deferred compensation	-	-	-	185,404	-	185,404
Deferred compensation adjustment, canceled options	-	-	(24,000)	24,000	-	-
Exercise of stock options and warrants	111,325	1,113	261,097	-	-	262,210
Conversion of convertible debentures	1,260,073	12,601	1,330,882	-	-	1,343,483
Valuation of issued warrants	-	-	488,750	-	-	488,750
Common stock issued for asset purchase	318,800	3,188	621,812	-	-	625,000
Stock issued through employee stock purchase plan	23,274	232	38,165	-	-	38,397
Net loss for the year	-	-	-	-	(4,520,229)	(4,520,229)
Balance at December 31, 1998	8,948,446	89,484	62,386,292	(60,400)	(57,339,283)	5,076,093
Amortization of deferred compensation	-	-		60,400	-	60,400
Issuance of common stock, net of fees	1,315,000	13,150	1,889,850	-	-	1,903,000
Warrant repurchase	-	-	(375,000)	-	-	(375,000)
Conversion of convertible debentures	139,927	1,400	176,981	-	-	178,381
Stock issued through employee stock purchase plan	13,089	131	21,270	-	-	21,401
Net loss for the year	-	-	-	-	(2,596,203)	(2,596,203)
Balance at December 31, 1999	10,416,462	104,165	64,099,393	-	(59,935,486)	4,268,072
Issuance of common stock, net of fees	1,750,000	17,500	1,171,771	-	-	1,189,271
Stock issued through employee stock purchase plan	16,321	163	15,101	-	-	15,264
Exercise of stock options and warrants	92,665	926	222,544	-	-	223,470
Valuation of issued warrants	-	-	24,000	-	-	24,000
Net loss for the year	-	-	-	-	(4,920,143)	(4,920,143)
Balance at December 31, 2000	12,275,448	$122,754	$65,532,809	-	$(64,855,629)	$799,934

See accompanying notes.

GALAGEN INC.

STATEMENTS OF CASH FLOWS

	Year ended December 31
	2000	1999	1998
Operating activities:
Net loss	$(4,920,143)	$(2,596,203)	$(4,520,229)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	135,961	129,884	238,918
Deferred expense amortization	-	-	112,893
Amortization of warrants issued for services	99,750	253,105	230,259
Amortization of intangible assets	284,499	235,732	-
Noncash interest cost of convertible debentures	-	10,727	464,998
Cumulative effect of accounting change	732,000	-	-
Deferred compensation amortization	-	60,400	185,404

Changes in operating assets and liabilities:
Inventory	(168,374)	270,418	(237,634)
Accounts receivable	(55,154)	(207,623)	(314,579)
Prepaid expenses	(60,863)	29,775	(82,171)
Deferred revenue	(107,144)	-	-
Accounts payable and accrued expenses	652,908	(546,896)	381,287
Net cash used in operating activities	(3,406,560)	(2,360,681)	(3,540,854)

Investing activities:
Purchase of property and equipment	(98,118)	(15,950)	(89,840)
Payment for asset purchase	-	(227,802)	(141,363)
Increase in restricted cash	(77,679)	-	-
Sale (purchase) of available-for-sale securities, net)	2,782,790	(2,782,790)	7,511,619
Net cash provided by (used in) investing activities	2,606,993	(3,026,542)	7,280,416

Financing activities:
Proceeds from issuance of common stock, net of costs	1,189,271	1,903,000	-
Proceeds from common stock options exercised	223,470	-	262,210
Proceeds from convertible notes, net of issuance costs	-	(39,094)	-
Payments on capital lease	(6,312)	-	-
Payment for warrant repurchase	-	(375,000)	-
Payment on note payable	-	-	(114,344)
Proceeds from Employee Stock Purchase Plan	15,264	21,401	38,397
Net cash provided by financing activities	1,421,693	1,510,307	186,263

Increase (decrease) in cash	622,126	(3,876,916)	3,925,825
Cash and cash equivalents at beginning of year	204,817	4,081,733	155,908
Cash and cash equivalents at end of year	$826,943	$204,817	$4,081,733

Schedule of noncash investing and financing activities:

Valuation of issued options and warrants	$24,000	$-	$488,750
Stock issued for asset purchase	-	-	625,000
Conversion of note payable to operating lease	-	-	1,047,904
Deferred compensation adjustment, canceled options	-	-	24,000
Conversion of convertible debentures plus related accrued interest, to common stock	-	178,381	1,343,483
Purchase of leased equipment	75,000	-	-

See accompanying notes.

GALAGEN INC.

NOTES TO FINANCIAL STATEMENTS

1.       Description of Business

          GalaGen Inc. is a nutritional products company that is utilizing its proprietary immune-enhancing ingredients and patented manufacturing processes to commercialize health-promoting foods, beverages and supplements. These immune-enhancing ingredients, including Proventra™ Brand Natural Immune Components ("Proventra"), are comprised of antibodies and other proteins that are derived from the milk collected in the first few milkings of a dairy cow after its calf is born. The Company continues to expand applications for its technology and is developing a portfolio of immune-enhancing products that target the needs of consumers and the healthcare market.  The Company operates in a single business segment.

2.       Going Concern and Management’s Plan

          The Company has had recurring losses and negative cash flows from operations, including a net loss of $4,920,143 and negative cash flow from operations of $3,406,560 in fiscal 2000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

          The Company needs additional equity capital to achieve its business objectives and strategies until such time as the operation becomes cash flow positive. Management has hired an investment bank to assist in raising additional capital through various financing vehicles. The Company is currently negotiating terms of a proposed financing transaction. If this financing does not occur, the Company’s viability as a going concern could be in question. While there can be no assurance that the proposed transaction will occur, management believes that acceptable terms for a financing transaction can be negotiated and completed on a timely basis to meet the Company’s cash flow requirements.

3.       Summary of Significant Accounting Policies

Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

          Revenues from product sales are recognized at the time of shipment and transfer of title. Revenues from product development fees are recognized as services are rendered and as milestones are achieved. Revenues from non-refundable up-front license fees are recognized over the term of the development agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process.

          Effective January 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin  (SAB) No. 101, “Revenue Recognition in Financial Statements.” Previously, the Company had recognized revenue for nonrefundable, up-front license fees as revenue upon receipt and signing of the agreement. Under the new accounting method adopted retroactive to January 1, 2000, the Company now recognizes revenue from nonrefundable up-front license fees over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The cumulative effect of the change on prior years resulted in a charge to income of $732,000, which is included in the loss for the year ended December 31, 2000. The effect of the change on the year ended December 31, 2000 was to decrease the loss before the cumulative effect of the accounting change by approximately $107,000 ($.01 per share). The pro forma amounts, calculated assuming the accounting change was made retroactively to prior periods, result in net loss of $4,188,143 ($.38 per share) for 2000 and a net loss of $3,328,303 ($.33 per share) for 1999. The pro forma effects for 1998 were not material.

For each of the quarters ended March 31, June 30, September 30, and December 31, 2000, the Company recognized $26,786 in revenue that was included in the cumulative effect adjustment as of January 1, 2000.  Additionally, the Company will recognize in revenue $107,144 annually for the years ending December 31, 2001 through 2006 for amounts included in the cumulative effect adjustment.

Product Development Costs

          All product development costs are charged to operations as incurred.

Net Loss Per Share

          Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the year.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock.  Basic and diluted loss per share are the same in all years presented as all potential common shares were antidilutive.

Income Taxes

          Income taxes are accounted for using the liability method. Deferred income taxes are provided for temporary differences between financial reporting and tax bases of assets and liabilities.

Cash Equivalents

          Cash equivalents include short-term highly liquid investments purchased at cost,  which approximates market, with remaining maturities of three months or less.

Investments

          Investments in corporate debt securities with a remaining maturity of more than three months at the date of purchase are classified as available-for-sale. The book value of the investments approximated their estimated market value as of December 31, 1999.  All investments had a contractual maturity of less than one year.

Inventory

          Inventories are stated at the lower of cost or market using the first-in, first-out method.  The Company evaluates the need for reserves associated with obsolete inventory as needed.  Inventory at December 31 consisted of the following:

	2000	1999
Raw materials	$46,674	$46,660
Finished goods	178,072	9,712
	$224,746	$56,372

Property and Equipment

          Property and equipment are recorded at cost and depreciated on a straight–line basis over their estimated useful lives of three to seven years. Lease amortization is included in depreciation expense. Property and equipment at December 31 consisted of the following:

	2000	1999
Information systems	$198,774	$182,919
Furniture and fixtures	176,528	40,419
Equipment	468,203	464,408
Leasehold improvements	17,359	-
	$860,864	$687,746

Impairment

          The Company evaluates its long-lived assets for impairment losses when indications of impairment are present by comparing the non-discounted cash flows to the asset’s carrying amount.  An impairment loss is recorded if necessary.

Customer List and Other Intangible Assets

          Customer list represents the value of an acquired customer database of their critical care product line.  The customer list is amortized over the useful life of the asset of five years. The accumulated amortization at December 31, 2000 and 1999 was $180,000 and $90,000, respectively.  Other intangible assets consist of purchased technology and goodwill.  Purchased technology represents the value of an acquired food product and is being amortized over three years.  Goodwill represents the excess of purchase price and related costs over the value assigned to net assets of its’ critical care product line acquired.  Goodwill is amortized on a straight-line basis over two-years.  The accumulated amortization at December 31, 2000 and 1999 was $340,231 and $145,732, respectively.

Stock Based Compensation

          The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“Statement 123”), but applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for its stock plans.  Under APB 25, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Major Customers

          In 2000, revenues from two major customers were $590,154 and $181,335 respectively, or 66% and 20% of total revenues of which $473,578 and $45,431, respectively, were included in December 31, 2000 accounts receivable. In 1999, revenues from two major customers were $1,358,851 and $750,000 representing 43% and 24% of total revenues, respectively. In 1998, two major customer revenues were  $583,841 and $259,911 or 67% and 30% of total revenues, respectively.

4.       Related Party Transactions

          The Company entered into the following agreements with Land O’Lakes, its former parent and a continuing shareholder:

Royalty Agreement

          The Company will pay to Land O’Lakes a royalty on net receipts from any product, other than infant formula, which is based on existing technology or technology improvements, as defined by the agreement.  The Company will pay an additional royalty on net receipts from infant formula based on existing or improved technology and an additional royalty on net receipts from infant formula based on new technology, as defined by the agreement.  This agreement will continue until terminated by both parties.  Royalty payments range from one to two percent of net receipts.  Royalty expense recognized based on the royalty agreement was not significant.

License Agreement

          The Company has licensed to Land O’Lakes the rights to use the Company’s existing technologies and technology improvements, as defined by the agreement, for Land O’Lakes’ use in animal products, functional foods and infant formula.  The Company has agreed not to compete for fifteen years in the area of animal products and functional foods based on milk and colostrum based immunoglobulin technology. Land O’Lakes has agreed not to compete for fifteen years in the areas of prescription drugs and over–the–counter drugs regulated by the Food and Drug Administration. The term of this agreement is perpetual.

          In 1997, Land O’Lakes granted a five-year license, an amendment to the license above, in the area of functional foods to use existing technology and future technology improvements in the development, formulation, manufacture, marketing, distribution and sale of kefir-based products, as defined in the granted license.  In consideration of granting the Company this license, Land O’Lakes will receive a royalty of five percent from food components or ingredients sold by the Company to be included in a kefir-based product and one percent of net receipts from a kefir-based finished product sold by the Company.

          In 1998, the Company and Land O’Lakes signed an amended and restated license agreement in which the Company has significantly broadened its rights to develop and market functional foods.   Under the restated license agreement, the Company can use, improve, exploit, license or share existing technology, technology improvements and new technologies, as defined, in all areas except under certain “reserved food” and “first refusal food product” categories.

Supply Agreement

          The Company entered into an agreement with Land O’Lakes in 1992 whereby the Company was to purchase and Land O’Lakes was to supply, at their option, all of the Company’s commercial requirements for colostrum and milk.  As part of the agreement, Land O’Lakes was to provide expertise in dairy herd selection, on–farm management, membership relations and procurement to the Company for the manufacture of antibody material.  In August 1999, the Company and Land O’Lakes terminated the supply agreement.

Master Services Agreement

          In 1992, the Company entered into an agreement with Land O’Lakes whereby the Company may purchase services from Land O’Lakes for certain administrative and research and development activities.  The agreement currently remains in effect for 2001 but has been adjusted appropriately for the reduction in office space and related services used due to the relocation of the Company’s administrative offices.  The Company was charged approximately $357,000, $377,000 and $375,000 in 2000, 1999 and 1998, respectively, in accordance with the Master Services Agreement.

Lease Agreements

          In 1996, the Company entered into a five–year lease agreement with Land O’Lakes for specified space within the Land O’Lakes facility in connection with the Company’s manufacturing facility.  Also in 1996, the Company entered into an equipment-operating lease, which was guaranteed by Land O’Lakes.  See Note 8.

5.       Capital Stock

Financings

          In October 2000, the Company raised $1,400,000 through the private placement of 1,750,000 shares of common stock at a fixed price of $.80 per share.  Costs associated with the private placement were $210,729. As part of the private placement, warrants were issued to purchase 175,000 shares of common stock at $.80 per share. The warrants are exercisable immediately and have a ten-year term.

          In April 1999, the Company raised $1,972,500 through the private placement of 1,315,000 shares of common stock.  The shares sold in the private placement were at an 8% discount to the closing price of the common stock on the Nasdaq Stock Market on the closing date.  Costs associated with the private placement were $69,500.

          In November 1997, the Company raised $1,500,000 through the private placement sale of 6% convertible debentures (the “Debentures”) to three institutional investors.  In 1999 and 1998, $200,000 and $1,300,000 of Debenture principal plus accrued interest were converted into the aggregate maximum of 139,927 and 1,260,073 shares of common stock, respectively.  Under the terms of the Debentures, there was a limitation on the maximum number of shares of common stock that could be issued upon conversion of the Debentures.  That maximum was reached through the conversions in 1999 and as a result the Company repaid remaining Debenture principal plus accrued interest of approximately $39,000 in 1999.

Employee Stock Purchase Plan

          The Company has an Employee Stock Purchase Plan for which 270,833 shares of common stock have been reserved.  All employees who have met the service eligibility requirements may contribute from one to ten percent of their compensation during a purchase period for the purchase of shares under the plan.  Purchases are made at the lower of 85% of the fair market value of the Company’s common stock on the first day, or the last day, of the applicable purchase period.  In 2000, 1999 and 1998, 16,321, 13,089 and 20,004 shares of common stock, respectively, were purchased and issued to employees. In 1998, 3,270 shares were issued to employees relating to purchases made in 1997.

6.       Product and Licensing Agreements

          Critical Care Product Agreements

          In 1998, Galagen purchased substantially all of Nutrition Medical Inc.’s (“NMI”) critical care enteral nutrition products and formulas, all related inventory valued at $65,516, certain other fixed assets valued at $31,000 and the existing customer base of over 500 hospitals and home healthcare facilities valued at $450,000.  Total consideration for the transaction was $696,516, exclusive of closing costs of $69,847, comprised of $71,516 cash and 318,800 shares of the Company's common stock, which was valued at $625,000.  Goodwill of $219,847 was recorded.  The Company will pay to NMI a royalty of nine percent of net U.S. sales, as defined, of the critical care products in excess of (i) $5,000,000 during the year ending December 31, 2000, (ii) $6,000,000 during the year ending December 31, 2001, and (iii) $7,500,000 during the year ending December 31, 2002.  Additionally, the Company will pay to NMI a royalty on certain international sales of the critical care products of (i) five percent of net international sales in excess of $200,000 through December 1999, and (ii) two and one half percent of net international sales in excess of $200,000 during the year ending in December 2000.  No royalties were due in 2000 or 1999.

          Subsequently, in 1999, the Company entered into a licensing and distribution agreement with a subsidiary of Hormel Foods Corporation.  The licensing agreement granted worldwide rights to manufacture, distribute, market and sell the Company’s previously acquired line of critical care enteral nutrition products and formulas.  Under the terms of the agreement Hormel HealthLabs (“HHL”) will pay monthly royalties subject to an annual minimum royalty to the Company based upon net sales of the specified products.  HHL commenced selling the critical care products on a limited basis in September 1999, and on an exclusive basis effective October 1999.

          American Home Products Corporation Agreement

          In 1998, the Company entered into a collaboration and license agreement and a manufacturing and supply agreement with Wyeth-Ayerst Laboratories, a division of American Home Products Corporation ("AHP").  The companies will develop and commercialize a proprietary ingredient with unique antibacterial properties for use in pediatric formula and other nutritional products.  The companies will collaborate during the research and development phase of the product, which will be funded by Wyeth-Ayerst through payments to the Company. Additionally, Wyeth-Ayerst will have financial and oversight responsibilities for all clinical trials and regulatory compliance related to the use of the ingredient in pediatric formula products.  Wyeth-Ayerst will have worldwide rights to the use of the ingredient in its pediatric formula and other nutritional products. The Company will retain its right to manufacture the ingredient and has the right to request a sublicense from Wyeth-Ayerst to develop and commercialize non-pediatric formula nutritional products. Related to the agreement, warrants were issued to AHP to purchase 200,000 shares of common stock at $2.45 per share.  The warrants will expire in 2005.  The fair value of the warrants was determined as $250,000 using the Black Scholes pricing model, which the Company amortized over the initial 2-year term of the research and development program. In 1998, the Company received a non-refundable licensing fee and a research and development advance from AHP. In 1998, the Company recorded the licensing fee as revenue.  In 1999, the Company received an additional advance from AHP for research and development.  The entire research and development advance was recorded as a contract payable, which will be recognized as product development revenue when the Company incurs the associated expenses. Similar advances totaling $203,578 were received in 2000 and were treated consistent with advances received in 1999.  In 2000, 1999 and 1998, respectively, $240,154, $324,238 and $9,911 was recorded as product and development revenue. In addition, the Company recognized $350,000 of product development revenue related to performance of research and development tasks completed in 2000 to assist AHP in reaching the ability to begin clinical studies.

          Tropicana Products, Inc.

          In February 1999, the Company entered into an agreement with Tropicana Products Inc. to explore product development opportunities.  The agreement expired in December 1999.  The nonrefundable fee received was recorded as product development revenue in 1999.

          Novartis Consumer Health, SA Agreements

          In October 1999, the Company entered into a license agreement with Novartis Consumer Health, SA (“Novartis”).  In return for granting Novartis exclusive rights to certain products and proprietary technology the Company received a nonrefundable license fee, which was recorded as revenue in 1999 (see Note 3).  The agreement specifies an additional payment to the Company upon the date of first sale, and milestone payments based on aggregate sales levels.  As further consideration for the license, Novartis shall pay specified royalties, during the royalty period, on annual net sales.

          Also in October 1999, the Company entered into a supply agreement with Novartis to manufacture and supply Proventra to Novartis on a cost-plus basis.  The Company has the responsibility to ensure continuity of supply.

          In December 1999, the Company and Novartis entered into a development agreement for various product development and research projects.  Novartis shall pay for pre-approved activities related to the research projects.  The Company will initially record payments received as an advance, and recognize revenue as the Company incurs the associated expense.  The Company also receives a royalty from future Novartis sales as additional compensation. No royalties were due in 2000 or 1999.

          Estee Lauder

          In July of 2000, the Company entered into a non-exclusive supply agreement with Estee Lauder to supply one of its proprietary colostrums for use in skin care products. No sales of this product occurred in 2000.

7.       Options and Warrants

Stock Option Plan

          The Company has a 1992 Stock Plan (the “1992 Plan”) and a 1997 Incentive Plan (the “1997 Plan”), under which incentive and non–qualified options may be granted, and has reserved 880,210 and 1,250,000 shares of common stock, respectively, for issuance.  The Company uses these plans as an incentive for employees, directors and technical advisors.  Stock awards of up to 100,000 shares of common stock may also be granted under the 1997 Plan. Options are granted at fair market value as determined on the date of grant and normally vest over three to five years.

          The following plan and non–plan options are outstanding at December 31, 2000:

	1992 Plan Options Outstanding	1997 Plan Options Outstanding	Non Plan Options Outstanding	Weighted Average Option Price
Balance at December 31, 1997	549,731	319,300	167,769	$4.96
Granted	475,088	798,962	166,687	2.70
Exercised	(27,248)	(10,000)	(1,082)	2.37
Canceled	(682,533)	(355,540)	(208,524)	4.54
Balance at December 31, 1998	315,038	752,722	124,850	2.79
Granted Granted	349,083	542,500	-	1.97
Canceled	(48,231)	(186,003)	(16,249)	2.71
Balance at December 31, 1999	615,890	1,109,219	108,601	2.40
Exercised	-	(2,500)	(15,165)	2.50
Canceled	(15,652)	(8,710)	-	2.48
Balance at December 31, 2000	600,238	1,098,009	93,436	$2.40

          The following table summarizes information about the stock options outstanding at December 31, 2000:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	31,000	8 years	$1.50	11,000	$1.50
1.56	30,000	8 years	1.56	10,000	1.56
1.63	60,000	9 years	1.63	20,000	1.63
1.66	5,500	9 years	1.66	1,100	1.66
1.72	25,000	8 years	1.72	5,000	1.72
1.88	338,882	9 years	1.88	67,776	1.88
1.94	30,000	8 years	1.94	10,000	1.94
1.97	7,500	8 years	1.97	1,500	1.97
2.09	250,000	8 years	2.09	90,000	2.09
2.19	25,000	8 years	2.19	16,666	2.19
2.38	41,500	8 years	2.38	37,600	2.38
2.53	100,000	9 years	2.53	20,000	2.53
2.56	517,951	5 years	2.56	468,149	2.56
3.13	300,809	8 years	3.13	121,788	3.13
3.25	15,000	6 years	3.25	15,000	3.25
7.39	13,541	3 years	7.39	13,541	7.39
$1.50 - 7.39	1,791,683		$2.40	909,120	$2.55

          Options expire in five years and three months to ten years from the original grant date. Fully vested and exercisable options were 909,120, 603,955 and 437,686 as of December 31, 2000, 1999 and 1998, respectively. The weighted average exercise prices for the fully vested and exercisable options as of December 31, 2000, 1999 and 1998 were $2.55,  $2.69 and $2.72, respectively.

          In 1998, a consultant was granted ten-year options from the 1997 Plan for 35,000 shares of common stock at the fair market value of the date of grant for services to be provided, of which 26,666 are fully vested at December 31, 2000.  Consulting expense recognized based on the fair values of the instruments granted was not significant.

Warrants

A summary of the warrants outstanding at December 31, 2000:

Granted to:	Warrants Outstanding	Expiration Date	Exercise Price
Line of Credit Guarantors	192,012	February 2001	$7.00
Consultants	10,000	March 2002	$2.13
TransAmerica	40,000	June 2002	$2.50
Former Debenture Holders	77,000	November 2002	$2.34
Financial Consultants	40,000	December 2002	$3.00
Officer and Director	137,500	April-September 2003	$1.38 - $3.00
Investor Relations	50,000	August 2003	$3.13
Licensee	200,000	October 2005	$2.45
2000 – Private Placement Investors	175,000	October 2010	$.80
Carlson Real Estate	10,000	June 2002	$5.00
	931,512

          In 1995, Chiron Corporation was issued warrants to purchase 200,000 shares of the Company’s Series F preferred stock for $150,000.  Chiron exercised some of the warrants in March 1996.  In May of 1999, the Company repurchased the remaining warrants from Chiron for $375,000.

          In 1996, the Company granted warrants to purchase 162,011 shares of common stock at $7.00 per share to six parties, one of which is a company, which has a representative on the Company’s Board.  The Company also granted warrants to purchase 7,500 and 22,501 shares of the Company’s common stock at $7.00 per share to certain investment funds associated with a representative on the Company’s Board in return for their issuance of two convertible promissory notes.  These warrants expire February 2001.

          In 1997, the Company issued warrants to purchase 10,000 shares of common stock, granted at $2.13, which was the fair market value on the date of grants, for certain services to be rendered.  The warrants expire in March 2002. The fair value of the warrant, approximately $5,000, was amortized and expensed in 1997.

          In 1997, the Company issued warrants to financial consultants to purchase 25,000 and 40,000 shares of common stock at $2.50 and $3.00, respectively, which was greater than the market value of the common stock at the date of grant.  The warrants expire in December 2002.  These warrants have a fair value of $50,450, which was amortized over the term of the consulting relationship. In February 2000, warrants to purchase 25,000 shares at $2.50 per share were exercised.

          In 1998, the Company issued warrants to purchase 75,000, 25,000, 25,000 and 12,500 shares of common stock at $1.38, $2.63, $3.00 and $1.81 per share, respectively, to an officer and director of the Company for services performed while under a consulting agreement.  The warrants expire from April through September 2003.  The fair value of the warrants was $68,750, which was amortized over the term of the consulting agreement.

          In 1998, warrants were issued to individuals of an investor relations firm to purchase 50,000 shares of common stock at $3.125 per share.  The warrants expire in August 2003.  The fair value of the warrants was $100,000, which was amortized over the term of the investor relations agreement.

          In 2000, warrants were issued to the Lessor of the Company’s administrative office facility to purchase 10,000 shares of common stock at $5.00 per share. The warrants expire in June 2002.  The fair value of the warrants was $24,000, which will be amortized over the four year term of the facility lease.

Stock Option Revisions

          In 1998, the Company canceled all directors and employees common stock option agreements, totaling 941,075 shares of common stock under the 1992 Plan, the 1997 Plan and non-plan options, that were issued with a grant price greater than the fair market value at the date of re-grant.  New stock option agreements were issued with an exercise price of $2.56 per share and a ten-year term.

Stock-Based Compensation

          Pro forma information regarding net loss and loss per share is required as if the Company had accounted for its employee stock options under the fair value method of Statement 123.  The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 1999 and 1998: risk-free interest rates approximating 5.5% and 5.0%, respectively; volatility factor of the expected market price of the Company’s common stock of .894 and 1.08, respectively; expected dividend yield of 0%; and an expected life of the option of two to seven years.  The weighted average fair value of the options granted in 1999 and 1998 was$1.61 and $2.36 per share, respectively, as computed as described above. No option grants were made in 2000.

          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models may not necessarily provide a reliable single measure of the fair value of its employee stock options.

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.  The Company’s pro forma information is as follows:

	2000	1999	1998
Pro forma amortized expense	$698,926	$746,350	$566,859
Pro forma net loss	$(5,619,069)	$(3,342,553)	$(5,087,088)
Pro forma net loss per share, basic and diluted	$(0.51)	$(0.34)	$(.63)

Deferred Compensation

          In 1995, the Company canceled certain stock option agreements within the Plans and certain stock options that were outside of the Plans that had grant prices ranging from $7.38 per share to $11.07 per share and issued new stock option agreements with the same terms and conditions except that the grant prices were $3.69 per share. The Company recorded $1,657,000 as deferred compensation for the difference between the new grant price per share of common stock and the fair market value of the common stock per share on the date of grant, as determined by the board of directors, multiplied by the total number of options affected.  In December 1998 the Company adjusted the deferred compensation balance by $24,000 to account for terminated employee options that were not vested. The deferred compensation is amortized ratably over the vesting period of the options and was fully amortized in 1999.  In 1999 and 1998, $60,400, and $185,404, respectively, was amortized.

8.       Commitments

          In addition to royalty commitments disclosed elsewhere, the Company has commitments under the following agreements:

License Agreements

          In 1998, the Company received a $250,000 fee from a company for the re-licensing of previously licensed technology.  Pursuant to this agreement, the Company is entitled to receive royalties on the net sales of certain GalaGen ingredients and certain GalaGen nutritional products that incorporate its technology.

          In 1995, the Company entered into a License and Collaboration Agreement with Chiron Corporation involving the licensing of Chiron adjuvant technology for certain products. Pursuant to this agreement, Chiron has granted an exclusive worldwide license for certain of Chiron’s proprietary adjuvant technology to the Company.

          The royalties on the above agreements range from one-half to five percent, depending on the volume, of certain net sales.

Lease Commitments

          The Company leases certain office equipment under a one-year operating lease.

          In 1996, the Company entered into a five-year lease agreement with Land O’Lakes for specified space within the Land O’Lakes facility in connection with the Company’s manufacturing facility.  The lease calls for annual payments of approximately $87,000 and can be extended for additional one-year periods at the option of the Company.  See Note 4.

          In 1996, the Company entered into an equipment-operating lease.  Lease payments of approximately $11,000 per month will continue through 2003 with the Company’s option to extend for an additional 12 months.  The lease is guaranteed by Land O’Lakes.

          In 1997, the Company established a note payable for approximately $1,319,000 for fixed assets with Transamerica Business Credit Corporation (“Transamerica”).  In 1998, the Company converted the note payable into an operating lease.  At the time of the conversion the net book value of the associated assets approximated the note payable balance. Terms of the operating lease include monthly payments through May 2001 of approximately $36,000 with a final payment of $165,000 in June 2001. The Company’s property and equipment secure the operating lease. Transamerica received warrants to purchase 40,000 shares of common stock exercisable at $2.50 per share.  The warrants expire June 2002.  The warrants were valued at approximately $79,000, which was amortized to interest expense over the term of the note payable.

          In 2000, the Company entered into a capital lease for office furniture and telephone equipment. Terms of the capital lease include monthly payments through October 2002 of $3,707. The furniture and telephone equipment secure the lease. The equipment and furniture can be purchased at the end of the lease for $1.00. Additionally, in 2000, the Company entered into operating leases. The operating leases relate to computer equipment and office furniture. Both operating leases have three-year terms with monthly payments of $4,800 and $1,716 respectively.

          During the third quarter of 2000, the Company relocated its administrative headquarters due to space constraints of its previous landlord Land O’Lakes, Inc. The Company signed a four-year lease for 6,814 square feet of administrative office space. The lease requires payments of approximately $14,500 per month. The Lessor required the Company to post a letter of credit, secured by cash of $77,679 at December 31, 2000 which is shown as restricted cash on the Balance Sheet.

          The total lease expense was $702,538, $648,343 and $441,972, respectively, for the years ended December 31, 2000, 1999, and 1998. The future minimum annual lease payments are as follows:

	Capital	Operating
	Leases	Leases
2001	$44,500	$769,000
2002	37,100	390,000
2003	-	372,000
2004	-	122,000
2005	-	5,000
	81,600	$1,658,000
Amount representing interest	(12,900)
Present value of net minimum lease payments	68,700
Less current portion of capital lease obligation	(34,600)
Long-term portion	$34,100

9.       Income Taxes

          As of December 31, 2000, Galagen has operating loss carryforwards to offset future taxable income of approximately $43,000,000 and a carryforward for research and development tax credits of $943,000. These carryforwards will begin to expire in 2007. No benefit has been recorded for such carryforwards, and utilization in future years may be limited, if significant ownership changes have occurred.

          Components of deferred tax assets are as follows:

	December 31
	2000	1999	1998
Loss carryforwards	$15,909,000	$14,579,000	$13,445,000
Research and development tax credit
Carryforwards	943,000	888,000	894,000
Deferred revenue	231,000	-	-
Deferred compensation	494,000	494,000	472,000
Depreciation	156,000	(23,000)	-
Amortization of intangibles	151,000	66,000	-
Other	16,000	23,000	-
	17,900,000	16,027,000	14,811,000
Less valuation allowance	(17,900,000)	(16,027,000)	(14,811,000)
Net deferred tax assets	$-	$-	$-

10.         Quarterly Financial Data (Unaudited)

							Fourth Quarter Ended December 31, 2000
	First Quarter Ended March 31, 2000		Second Quarter Ended June 30, 2000		Third Quarter Ended September 30, 2000
	As Previously	As	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated

Revenues	$146,915	$173,701	$124,001	$150,787	$104,829	$131,615	$433,191

Gross Profit	146,915	173,701	121,195	147,981	102,853	129,639	433,250

Net loss before accounting change	(1,114,986)	(1,088,200)	(1,081,271)	(1,054,485)	(1,256,820)	(1,230,034)	(815,424)

Cumulative effect of change in accounting principle	-	(732,000)	-	-	-	-	-

Net Loss	$(1,114,986)	$(1,820,200)	$(1,081,271)	$(1,054,485)	$(1,256,820)	$(1,230,034)	$(815,424)

Net loss per share – basic and diluted

Net loss before accounting change	$(0.10)	$(0.10)	$(0.10)	$(0.10)	$(0.12)	$(0.12)	$(0.07)

Cumulative effect of change in accounting principle	-	(0.07)	-	-	-	-	-

Net loss per share	$(0.11)	$(0.17)	$(0.10)	$(0.10)	$(0.12)	$(0.12)	$(0.07)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	March 31, 1999	June 30, 1999	Sept 30, 1999	Dec 31, 1999

Revenues	$583,533	$608,442	$896,833	$1,092,470

Gross Profit	396,672	406,232	650,213	1,024,555

Net loss	(860,404)	(995,896)	(736,026)	(3,877)

Net loss per share	$(0.10)	$(0.10)	$(0.07)	$-

Revenues and net loss for the quarters ended March 31, June 30, and September 30,2000 have been restated from the amounts previously reported in the Company’s Form 10-Qs. The restated amounts reflect the adoption of SAB No. 101, retroactive to the beginning of 2000. The effect of the restatement was to recognize in the quarter ended March 31, 2000, the cumulative effect of this change in accounting principle, which increased net loss by $732,000, and to recognize in each of the quarters ended March 31, June 30 and September 30, 2000, revenue of $26,786 that was included in the cumulative effect adjustment as of January 1, 2000.

REPORT OF INDEPENDENT AUDITORS

Board of Directors

GalaGen Inc.

          We have audited the accompanying balance sheets of GalaGen Inc. as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2000.  Our audits also included the financial statement schedule listed in the index at Item 14(a).  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements  and schedule based on our audits.

          We conducted our audits in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GalaGen Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.   Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

          The accompanying financial statements and schedule have been prepared assuming Galagen Inc. will continue as a going concern. As more fully described in Note 2, the Company has experienced recurring operating losses and is dependent upon raising additional capital to continue its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements and schedule do not include any adjustments that might result from the outcome of this uncertainty.

          As discussed in Note 3 to the financial statements, in 2000 the Company changed its method of accounting for revenue recognition.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
February 16, 2001

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

PART III

Item 10.      Directors and Executive Officers of the Registrant

          Incorporated herein by reference is the information appearing under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the annual meeting of stockholders to be held on June 6, 2001  (the “Proxy Statement”).  See also Part I hereof under the heading “Item 4A.  Executive Officers of Registrant.”

Item 11.      Executive Compensation

          Incorporated herein by reference is the information appearing under the headings “Executive Compensation” in the Company’s Proxy Statement.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

          Incorporated herein by reference is the information appearing under the heading “Security Ownership of Principal Stockholders and Management” in the Company’s Proxy Statement.

Item 13.      Certain Relationships and Related Transactions

          Incorporated herein by reference is the information appearing under the heading “Certain Relationships and Related Transactions” in the Company’s Proxy Statement.

PART IV

Item 14.      Exhibits and  Reports on Form 8-K

(a)(1) The following financial statements are filed herewith in Item 8.

(i)       Balance Sheets as of December 31, 2000 and 1999
(ii)      Statements of Operations for the years ended December 31, 2000, 1999 and 1998.
(iii)     Statements of Changes in Stockholders’ Equity for the years ended December 31, 2000, 1999 and 1998.
(iv)     Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.
(v)      Notes to financial statements at December 31, 2000.

(a)(2) Financial Statement Schedules:

SCHEDULE II:  VALUATION AND QUALIFYING ACCOUNTS

GALAGEN INC.

December 31, 2000

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2000:
Allowance for returns and doubtful accounts	$18,951	$87	$(5,902)	$13,136
Total	$18,951	$87	$(5,902)	$13,136
Year Ended December 31, 1999:
Allowance for returns and doubtful accounts	$14,020	$4,931	-	$18,951
Total	$14,020	$4,931	-	$18,951
Year Ended December 31, 1998:
Allowance for returns and doubtful accounts	$-	$14,020	-	$14,020
Total	$-	$14,020	-	$14,020

Financial statement schedules other than those provided have been omitted since they are not required or are not applicable or the required information is shown in the financial statements or related notes.

(b)      Reports on Form 8-K

Form 8-K dated October 11, 2000 regarding the transfer of the listing of the Company’s stock to the Nasdaq SmallCap Market on October 2, 2000 and the sale of 1,750,000 shares of common stock and warrants to purchase 175,000 shares on October 11, 2000.

          Form 8-K dated December 6, 2000 regarding approval and adoption of the Second Restated By-Laws of the Company.

(c)      Exhibits:

          The following exhibits are filed as part of this Annual Report on Form 10-K for the year ended December 31, 2000.

Exhibit No.	Description	Method of Filing
3.1	Second Restated Bylaws of the Company.(10)	Incorporation By Reference

3.2	Restated Certificate of Incorporation of the Company.(3)	Incorporated By Reference

4.1	Specimen Common Stock Certificate.(1)	Incorporated By Reference

4.2-4.5	Intentionally left blank.

4.6	Form of Common Stock Warrant to purchase shares of Common Stock of the Company, issued in connection with the sale of Convertible Promissory Notes.(1)	Incorporated By Reference

4.7-4.10	Intentionally left blank.

4.11	Warrant to purchase 18,250 shares of Common Stock of the Company issued to IAI Investment Funds VI, Inc. (IAI Emerging Growth Fund), dated January 30, 1996.(1)	Incorporated By Reference

4.12	Warrant to purchase 6,250 shares of Common Stock of the Company issued to IAI Investment Funds IV, Inc. (IAI Regional Fund), dated January 30, 1996.(1)	Incorporated By Reference

4.13	Warrant to purchase 25,000 shares of Common Stock of the Company issued to John Pappajohn, dated February 2, 1996.(1)	Incorporated By Reference

4.14	Warrant to purchase 25,000 shares of Common Stock of the Company issued to Edgewater Private Equity Fund, L.P., dated February 2, 1996.(1)	Incorporated By Reference

4.15	Warrant to purchase 10,000 shares of Common Stock of the Company issued to Joseph Giamenco, dated February 2, 1996.(1)	Incorporated By Reference

4.16	Warrant to purchase 25,000 shares of Common Stock of the Company issued to Gus A. Chafoulias, dated February 2, 1996.(1)	Incorporated By Reference

4.17	Warrant to purchase 25,000 shares of Common Stock of the Company issued to JIBS Equities, dated February 2, 1996.(1)	Incorporated By Reference

Exhibit No.	Description	Method of Filing
4.18	Warrant to purchase 25,000 shares of Common Stock of the Company issued to Land O’Lakes, Inc., dated February 2, 1996.(1)	Incorporated By Reference

4.19	Form of Subscription Agreement and Investment Letter (8)	Incorporated By Reference

4.20-4.23	Intentionally left blank.

4.24	Stock Purchase Warrant issued to CPR (USA) Inc. dated November 18, 1997.(13)	Incorporated By Reference

4.25	Stock Purchase Warrant issued to Libertyview Plus Fund dated November 18, 1997.(14)	Incorporated By Reference

4.26	Stock Purchase Warrant issued to Libertyview Fund, LLC dated November 18, 1997.(15)	Incorporated By Reference

4.27	Warrant issued to CLARCO Holdings dated as of December 1,1997.(16)	Incorporated By Reference

4.28	Warrant issued to CLARCO Holdings dated as of December 1,1997.(17)	Incorporated By Reference

4.29	Intentionally left blank.

4.30	Warrant issued to Henry J. Cardello dated as of April 13, 1998. (20)	Incorporated By Reference

4.31	Warrant issued to Henry J. Cardello dated as of April 30, 1998. (20)	Incorporated By Reference

4.32	Warrant issued to Henry J. Cardello dated as of June 19, 1998. (20)	Incorporated By Reference

4.33	Warrant issued to William Young and Rebecca Young dated as of August 12, 1998.(24)	Incorporated By Reference

4.34	Warrant issued to Henry J. Cardello dated as of September 30, 1998.(24)	Incorporated By Reference

4.35	Warrant issued to American Home Products Corporation dated as of October 15, 1998.(24)	Incorporated By Reference

4.36	Form of Registration Rights Agreement dated April 20, 1999.(25)	Incorporated By Reference

4.37	Subscription Agreement and Investment Letter dated April 20, 1999 (Lombard Odier & Cie).(26)	Incorporated By Reference

4.38	Subscription Agreement and Investment Letter dated April 20, 1999 (H. Leigh Severance).(27)	Incorporated By Reference

Exhibit No.	Description	Method of Filing

4.39	Subscription Agreement and Investment Letter dated April 20, 1999 (H. L. Severance, Inc. Profit Sharing Plan and Trust).(28)	Incorporated By Reference

4.40	Subscription Agreement and Investment Letter dated April 20, 1999 (H. L. Severance, Inc. Pension Plan and Trust).(29)	Incorporated By Reference

4.41	Subscription Agreement and Investment Letter dated April 20, 1999 (Winston R. Wallin).(30)	Incorporated By Reference

4.42	Warrant issued to Carlson Real Estate Company, Inc. dated June 12, 2000 (34)	Incorporated By Reference

#10.1	License Agreement between the Company and Land O’Lakes dated May 7, 1992.(1)	Incorporated By Reference

#10.2	Royalty Agreement between the Company and Land O’Lakes dated May 7, 1992.(1)	Incorporated By Reference

10.3	Intentionally left blank.

10.4	Master Services Agreement between the Company and Land O’Lakes dated May 7, 1992.(1)	Incorporated By Reference

*10.5	GalaGen Inc. 1992 Stock Plan, as amended. (5)	Incorporated By Reference

10.6-10.7	Intentionally left blank.

#10.8	License and Collaboration Agreement between the Company and Chiron Corporation dated March 20, 1995.(1)	Incorporated By Reference

*10.9	GalaGen Inc. Employee Stock Purchase Plan, as amended. (2)	Incorporated By Reference

10.10-10.11	Intentionally left blank.

10.12	Master Equipment Lease between the Company and Cargill Leasing Corporation, dated June 6, 1996. (2)	Incorporated By Reference

10.13	Agreement for Progress Payments between the Company and Cargill Leasing Corporation, dated June 6, 1996. (2)	Incorporated By Reference

10.14	Agreement for Lease between the Company and Land O’Lakes, dated June 3, 1996. (2)	Incorporated By Reference

10.15-10.18	Intentionally left blank.

*10.19	GalaGen Inc. Annual Short Term Incentive Cash Compensation Plan. (4)	Incorporated By Reference

*10.20	GalaGen Inc. Annual Long Term Incentive Stock Option Compensation Plan. (4)	Incorporated By Reference

*10.21	GalaGen Inc. 1997 Incentive Plan. (6)	Incorporated By Reference

Exhibit No.	Description	Method of Filing
10.22	Master Loan and Security Agreement with TransAmerica Business Credit Corporation dated June 8, 1997. (7)	Incorporated By Reference

10.23	Amended and Restated License Agreement between the Company and Land O' Lakes dated March 11, 1998. (19)	Incorporated By Reference

#10.24	License Agreement between the Company and Metagenics, Inc. dated April 7, 1998. (20)	Incorporated By Reference

10.25	Intentionally left blank.

10.26	Asset Purchase Agreement between the Company and Nutrition Medical, Inc., dated September 1, 1998.(21)	Incorporated By Reference

10.27	Intentionally left blank.

10.28	Asset Purchase Agreement Amendment 1 between the Company and Nutrition Medical, Inc., dated October 28, 1998.(22)	Incorporated By Reference

10.29	Asset Purchase Agreement Amendment 2 between the Company and Nutrition Medical, Inc., dated December 23, 1998.(23)	Incorporated By Reference

#10.30	Collaboration and License Agreement between the Company and American Home Products Corporation acting through its Wyeth-Ayerst Laboratories Division, dated October 15, 1998. (24)	Incorporated By Reference

#10.31	Manufacturing and Supply Agreement between the Company and American Home Products Corporation acting through its Wyeth-Ayerst Laboratories Division dated October 15, 1998.(24)	Incorporated By Reference

#10.32	Product Development Collaboration, Manufacturing and Supply, and Retail Marketing Agreement between the Company and General Nutrition Corporation, dated December 22, 1998.(24)	Incorporated By Reference

*10.33	Letter agreement with Henry J. Cardello, dated January 1, 1999.(31)	Incorporated By Reference

10.34	Repurchase Agreement by and between GalaGen Inc. and Chiron Corporation, dated April 1, 1999. (31)	Incorporated By Reference

#10.35	Licensing and Distribution Agreement by and between GalaGen Inc. and American Institutional Products, Inc., dated March 15, 1999.(31)	Incorporated By Reference

*10.36	Letter agreement with Frank L. Kuhar, dated June 3, 1999 (32).	Incorporated By Reference

10.37	Licensing and distribution agreement between GalaGen Inc. and American Institutional Products, Inc., dated July 15, 1999. (32)	Incorporated By Reference

#10.38	Licensing Agreement by and between GalaGen Inc. and Novartis Consumer Health, Inc., dated October 25, 1999. (33)	Incorporation By Reference

#10.39	Supply Agreement by and between GalaGen Inc. and Novartis Consumer Health, Inc., dated October 25, 1999. (33)	Incorporation By Reference

Exhibit No.	Description	Method of Filing
#10.40	Development Agreement by and between GalaGen Inc. and Novartis Consumer Health, Inc., dated December 17, 1999. (33)	Incorporation By Reference

10.41	301 Carlson Parkway Lease between Carlson Real Estate Company and Galagen, Inc. dated June, 2000. (34)	Incorporation By Reference

#10.42	Supply Agreement between Estee Lauder, Inc. and Galagen, Inc. (34)	Incorporation By Reference

23.1	Consent of Ernst & Young LLP.	Electronic Transmission

(1)	Incorporated herein by reference to the same numbered Exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 333-1032).
(2)	Incorporated herein by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (File No. 0-27976).
(3)	Incorporated herein by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 (File No. 0-27976).
(4)	Incorporated herein by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1996 (File No. 0-27976).
(5)	Incorporated herein by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 (File No. 0-27976).
(6)	Incorporated herein by reference to Appendix A to the Company’s 1997 Definitive Proxy Statement on Schedule 14A (File No. 0-27976).
(7)	Incorporated herein by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 0-27976).
(8)	Incorporated herein by reference to Exhibit No. 99 to the Company’s Report on Form 8-K, dated October 13, 2000 (File No. 0-27976).
(9)	Intentionally not used.
(10)	Incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K dated December 6, 2000 (File No. 0-27976).
(11)	Intentionally not used.
(12)	Intentionally not used.
(13)	Incorporated herein by reference to Exhibit No. 4.9 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41151).
(14)	Incorporated herein by reference to Exhibit No. 4.10 to the Company’s Registration Statement on Form S–3(Registration No. 333-41151).

(15)	Incorporated herein by reference to Exhibit No. 4.11 to the Company’s Registration Statement on Form S–3 (Registration No. 333-41151).
(16)	Incorporated herein by reference to Exhibit No. 4.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41151).
(17)	Incorporated herein by reference to Exhibit No. 4.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41151).
(18)	Intentionally not used.
(19)	Incorporated herein by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1997 (File No. 0-27976).
(20)	Incorporated herein by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998 (File No. 0-27976).
(21)	Incorporated herein by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File No. 0-27976).
(22)	Incorporated herein by reference to Exhibit No. 2.2 to the Company’s Report on Form 8-K, dated December 23, 1998 (File No. 0-27976).
(23)	Incorporated herein by reference to Exhibit No. 2.3 to the Company’s Report on Form 8-K, dated December 23, 1998 (File No. 0-27976).
(24)	Incorporated herein by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1998 (File No. 0-27976).
(25)	Incorporated herein by reference to Exhibit No. 4.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-3/A (Registration No. 333-71883).
(26)	Incorporated herein by reference to Exhibit No. 4.6 to Amendment No. 2 to the Company’s Registration Statement on Form S-3/A (Registration No. 333-71883).
(27)	Incorporated herein by reference to Exhibit No. 4.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-3/A (Registration No. 333-71883).
(28)	Incorporated herein by reference to Exhibit No. 4.8 to Amendment No. 2 to the Company’s Registration Statement on Form S-3/A (Registration No. 333-71883).
(29)	Incorporated herein by reference to Exhibit No. 4.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-3/A (Registration No. 333-71883).
(30)	Incorporated herein by reference to Exhibit No. 4.10 to Amendment No. 2 to the Company’s Registration Statement on Form S-3/A (Registration No. 333-71883).
(31)	Incorporated herein by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999 (File No. 0-27976).
(32)	Incorporation herein by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 0-27976).

(33)	Incorporated herein by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2000. ( File No. 0-27976)

(34)	Incorporated herein by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000. ( File No. 0-27976)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
#	Contains portions for which confidential treatment has been granted to the Company.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 30, 2001.

GALAGEN INC.

By	/s/ Henry J. Cardello
Henry J. Cardello
Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2000.

/s/ Henry J. Cardello
Henry J. Cardello
President, Chief Executive Officer (Prinicipal Executive Officer) and Director

/s/ Robert A. Hoerr
Robert A. Hoerr, Chairman, Chief Technology Officer and Director

/s/ Franklin L. Kuhar
Franklin L. Kuhar, Vice President, Chief Financial Officer, Secretary (Principal Financial Officer and Principal Accounting Officer)

Helmet Breuer, Director

/s/ Austen S. Cargill II
Austen S. Cargill, II, Director

Winston R. Wallin, Director