Form 10-K/A
period 2000-12-31
GALAGEN INC
filed 2001-04-30
CIK 889872

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                         (AMENDMENT NO. 1 TO FORM 10-K)

(Mark One)
|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Fiscal Year Ended December 31, 2000

                                       or

| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Transition Period From _______________ to ________________.

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


              301 Carlson Parkway
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

         Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

         The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 21, 2001 was $6,288,808, based on the closing sale price for the Common Stock on that date as reported by The Nasdaq Over the Counter Bulletin Board. For purposes of determining such aggregate market value, all officers, and directors of the registrant are considered to be affiliates of the registrant, as well as stockholders holding 10% or more of the outstanding Common Stock as reflected on Schedules 13D or 13G filed with the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

     As of March 21, 2001 the registrant had 12,275,448 shares of Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                EXPLANATORY NOTE

     This Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 is filed for the purpose of amending and restating Part III (Items 10, 11, 12 and 13) to provide disclosure that previously was to be incorporated by reference to the Registrant's definitive proxy statement for the 2001 Annual Meeting of Stockholders, amending Part IV (Item 14) and adding Exhibits 10.43, 10.44 and 10.45.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain biographical information concerning each of the Company's Directors and its executive officers.

The executive officers of the Company are:

NAME                                 AGE      POSITION
----                                 ---      --------
Robert A. Hoerr, M.D., Ph.D.          51      Chairman of the Board of Directors and Chief Technology Officer
Henry J. Cardello                     49      President, Chief Executive Officer and Director
Eileen F. Bostwick, Ph.D.             50      Vice President, Research and Development
Michael E. Cady                       48      Vice President, Manufacturing and Engineering
Franklin L. Kuhar                     44      Vice President, Chief Financial Officer, Secretary and Treasurer

The directors of the Company are:

NAME                                           AGE     DIRECTOR SINCE
----                                           ---     --------------
Robert A. Hoerr, M.D., Ph.D.                    51     August 1996
Helmut B. Breuer (1)(2)                         64     June 1999
Henry J. Cardello                               49     January 1999
Austen S. Cargill II, Ph.D.(2)                  50     March 1999
Winston R. Wallin (1)                           75     April 1993

----------
(1) Member of Compensation Committee
(2) Member of Audit Committee

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

     FRANKLIN L. KUHAR was named Chief Financial Officer of the Company in July 1999. From December 1998 to March 1999 Mr. Kuhar served as Consultant/Chief Financial Officer at OnHand Network, an internet provider of maintenance services which liquidated in March 1999. From October 1997 to November 1998 Mr. Kuhar served as Chief Financial Officer at Harmonic Systems Inc., a credit card transaction processing and network consulting company. From May 1996 to November 1997, Mr. Kuhar served as Senior Vice President, Chief Financial Officer of GE Capital Information Technology Solutions. Mr. Kuhar functioned as Chief Financial Officer at Education Alternatives, Inc., an educational management consulting firm, from September 1992 to January 1996. From 1978 to 1992, he worked for Ernst & Young LLP as a senior executive. Mr. Kuhar has a variety of experiences ranging from quality and process improvement, negotiation of customer and vendor contracts, investor relations and financing company operations. Mr. Kuhar received his Bachelor of Arts in Accounting from the University of St. Thomas in St. Paul, MN and is a C.P.A.

     HELMUT B. BREUER, since January 1997, has served as a consultant and Chairman of the Advisory Board of Lombard Odier Nutrition Fund, a mutual fund based in Zurich, Switzerland that invests exclusively in science-based nutrition companies worldwide. Prior to January 1997, Mr. Breuer was responsible for the global Medical Nutrition and Infant Nutrition businesses for Sandoz Nutrition Ltd., an international nutrition company (now Novartis Nutrition Ltd., a division of Novartis Consumer Health Products, Ltd.) from October 1992 to January 1997.

     DR. AUSTEN S. CARGILL II joined Cargill, Inc., an international marketer, processor and distributor of agricultural, food, financial and industrial products company ("Cargill") in 1984 and has served in numerous positions. Dr. Cargill has served as Corporate Vice President since 1998 and has been Director of Research and Development worldwide since June 1996. He served as Director of Corporate Food Safety from January 1990 to December 1998. Dr. Cargill established and currently supervises Cargill's Nutraceuticals Product

Line. He is also a member of the American Association for The Advancement of Science and the Institute of Food Technologists. Dr. Cargill received his B.S. and M.S. degrees from the University of Minnesota and his Ph.D. in fisheries ecology from Oregon State University. Dr. Cargill also serves as a director of Cargill, Renessen (Cargill's joint venture with Monsanto Company) and the Boyce Thompson Plant Research Institute.

     WINSTON R. WALLIN served as Chairman of the Board of Directors of Medtronic, Inc., the world's leading manufacturer of cardiac pacemakers, from January 1986 to August 1996. Mr. Wallin also served as Chief Executive Officer of Medtronic from June 1985 to April 1991 and as President of Medtronic from June 1985 to March 1989. He has served as Chairman Emeritus of the Board of Directors of Medtronic since August 1996. Prior to joining Medtronic, Mr. Wallin was with The Pillsbury Company for 37 years, last serving as its President, Chief Operating Officer and Vice Chairman. Mr. Wallin also serves as a director of Integ Incorporated.

     Officers of the Company are chosen by and serve at the discretion of the Board of Directors. There are no family relationships among any of the directors, officers or key employees of the Company.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company's directors and executive officers file initial reports of ownership and reports of changes in ownership with the Commission. Directors and executive officers are required to furnish the Company with copies of all
Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's directors and executive officers, all Section 16(a) filing requirements were met for the fiscal year ended December 31, 2000, except that the following individuals each filed a late Form 5 with each Form 5 disclosing one transaction: Eileen F. Bostwick, Michael E. Cady, Henry J. Cardello, Austen S. Cargill II, Robert A. Hoerr and Franklin L. Kuhar.

ITEM 11.   EXECUTIVE COMPENSATION

     The following table sets forth the compensation for the years ended December 31, 2000, 1999 and 1998 of each individual who served as Chief Executive Officer of the Company during the fiscal year ended December 31, 2000 and the three other executive officers of the Company earning salary and bonus compensation in excess of $100,000 for the fiscal year 2000 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                             Annual Compensation             Long-Term
                                                                           Compensation
                                                                Other       Securities
                                                               Annual       Underlying
                                                             Compensation     Options         All Other
     Name and Principal Position        Year      Salary         (1)          (Shares)       Compensation
-------------------------------------  -------  ----------   ------------  -------------   ----------------

Robert A. Hoerr, M.D., Ph.D              2000    $240,000     $120,000           -0-          $  9,763(3)
  Chairman of the Board and Chief        1999     200,000          -0-       115,000             9,704(3)
  Technology Officer (2)                 1998     200,000          -0-       379,895(4)          9,570(3)

Henry J. Cardello                        2000    $240,000     $110,000           -0-          $ 53,426(5)
  President and Chief Executive          1999     240,000          -0-       365,000             2,108(6)
  Officer                                1998         ---          -0-       137,500(7)        342,000(8)

Franklin L. Kuhar                        2000    $150,000     $ 30,000           -0-          $     74(10)
  Vice President, Chief Financial        1999      85,480          -0-       125,000               127(10)
  Officer and Treasurer (9)

Eileen F. Bostwick, Ph.D                 2000    $110,000     $ 38,600           -0-          $  1,383(11)
  Vice President,                        1999     110,000          -0-        14,000             1,744(11)
  Research and Development               1998     105,000          -0-       123,159(4)          1,653(11)

Michael E. Cady                          2000    $120,000     $ 38,400           -0-          $    990(12)
  Vice President,                        1999     120,000          -0-        12,000             1,914(12)
  Manufacturing and Engineering          1998     115,000          -0-       123,159(4)          1,827(12)

----------

(1) Each employee was granted an amount for retention compensation in fiscal year 2000.

(2) Dr. Hoerr was named Chairman of the Board and Chief Executive Officer in March 2000. He served as Chairman of the Board and Chief Executive Officer from November 1998 to March 2000.

(3) Amount reflects payment by the Company of premiums for a life insurance policy and premium payments of group life insurance in excess of $50,000 the proceeds of which are both payable to a beneficiary chosen by Dr. Hoerr. Also includes payment by the Company of premiums for long-term disability policies the proceeds of which are payable to Dr. Hoerr.

(4) Of the options granted to the Named Executive Officers in 1998, 368,644 were replacement options granted in connection with a May 13, 1998 stock option repricing. Of these replacement options, 229,895 were granted to Dr. Hoerr, 67,083 were granted to Dr. Bostwick, and 71,666 were granted to Mr. Cady.

(5) Amount reflects premium payments of group life insurance in excess of $50,000 the proceeds of which are payable to a beneficiary chosen by Mr. Cardello. Amount also reflects moving expense payments of $46,214 made by the Company for employee relocation.

(6) Amount reflects premium payments of group life insurance in excess of $50,000 the proceeds of which are payable to a beneficiary chosen by Mr. Cardello.

(7) Amount reflects warrants to purchase Common Stock issued to Mr. Cardello for services performed under a consulting agreement with MVA, a consumer-marketing firm that specializes in commercializing consumer-based products.

(8) Amount reflects fees and expenses made to MVA, of which Mr. Cardello is Chairman and President, for the consulting services of Mr. Cardello.

(9)  Franklin L. Kuhar was named Chief Financial Officer in July 1999.

(10) Amount reflects payment by the Company of premiums for a life insurance policy of which one-half of the proceeds are payable to a beneficiary chosen by Mr. Kuhar and premium payments of group life insurance in excess of $50,000 the proceeds of which are payable to a beneficiary chosen by Mr. Kuhar.

(11) Amount reflects payment by the Company of premiums for a life insurance policy of which one-half of the proceeds are payable to a beneficiary chosen by Dr. Bostwick and premium payments of group life insurance in excess of $50,000 the proceeds of which are payable to a beneficiary chosen by Dr. Bostwick.

(12) Amount reflects payment by the Company of premiums for a life insurance policy of which one-half of the proceeds are payable to a beneficiary chosen by Mr. Cady and premium payments of group life insurance in excess of $50,000 the proceeds of which are payable to a beneficiary chosen by Mr. Cady. Also includes payment by the Company of premiums for long-term disability policies the proceeds of which are payable to Mr. Cady.

STOCK OPTIONS

     The following table provides information regarding the number of all unexercised stock options held by the Named Executive Officers as of December 31, 2000, the end of the Company's last fiscal year:

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                           Number of Shares               Value of Unexercised
                                                        Underlying Unexercised           In-the-Money Options at
                           Shares                     Options at Fiscal Year-End           Fiscal Year-End (1)
                        Acquired on      Value     --------------------------------- --------------------------------
         Name             Exercise     Realized      Exercisable      Unexercisable   Exercisable      Unexercisable
----------------------- ------------- ------------ ---------------- ---------------- --------------- ----------------
Robert A. Hoerr,               --           --          282,895           212,000           $-0-             $-0-
  M.D., Ph.D.

Henry J. Cardello              --           --          290,500           212,000            -0-              -0-

Franklin L. Kuhar              --           --           25,000           100,000            -0-              -0-

Eileen F. Bostwick,            --           --           84,313            52,846            -0-              -0-
  Ph.D.

Michael E. Cady                --           --           84,663            50,496            -0-              -0-

----------
(1) Calculated on the basis of the fair market value of the underlying shares of Common Stock at December 31, 2000, as reported by The Nasdaq Stock Market, of $0.25 per share, minus the per share exercise price, multiplied by the number of shares underlying the option.

EMPLOYMENT CONTRACTS; SEVERANCE AND TERMINATION OF EMPLOYMENT

     The Company entered into separate employment agreements with each of Henry
J. Cardello, Robert Hoerr and Frank L. Kuhar (collectively, the "Executives") each dated December 6, 2000. Pursuant to the respective agreements, Mr. Cardello is entitled to receive an annual base salary of $240,000 for his continued service as President and Chief Executive Officer of the Company, Dr. Hoerr is entitled to receive an annual base salary of $240,000 for his continued employment as Chief Technology Officer of the Company and Mr. Kuhar is entitled to receive an annual base salary of $150,000 for his continued employment as the Vice President, Chief Financial Officer and Treasurer of the Company.

     Each base salary shall be reviewed annually at the discretion of the Board of Directors. Each Executive is eligible (a) to earn bonus compensation for each fiscal year in accordance with programs from time to time adopted by the Board of Directors and (b) for awards and stock options of the Company as authorized from time to time by the Board of Directors. The agreements provide that each Executive is entitled to the benefits and perquisites which the Company generally provides to its other executive officers under applicable Company plans and policies.

     If any of the Executives resign or is terminated for cause, then such Executive is entitled to his base salary to the date of termination and the unpaid portion of any bonus or incentive amount earned for the fiscal year ending prior to the termination of employment. If the Company terminates, or constructively terminates, such Executive's employment without cause, then the agreement provides that such Executive shall be entitled to receive a lump sum equal to eighteen months of his current base salary, an amount equal to the average of the bonus paid to such Executive in each of the three calendar years preceding termination and the Executive may continue to participate in the health care coverage and life insurance benefit plans of the Company with the Company continuing to pay its share of the premiums for a period of up to eighteen months.

DIRECTOR COMPENSATION

     Upon election or appointment to the Board of Directors, each non-employee director is automatically granted a non-qualified stock option to purchase 30,000 shares of Common Stock at its fair market value on the date of grant. These options have a term of ten years and vest ratably over three years at the end of each year. There were no options granted to a non-employee director for the year 2000.

     Each non-employee director receives an automatic grant of 30,000 shares of Common Stock at its fair market value on the date of grant upon the full vesting of each succeeding grant, providing the non-employee director continues to serve on the Board. The options have a term of ten years and vest ratably over 3 years at the end of each year. There were no options granted to a non-employee director for the year 2000.

     Each director is reimbursed for expenses for attending Board of Directors meetings. Other than the foregoing, the Company has no regular compensation arrangements with its directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 2000, the Compensation Committee of the Board was comprised of two Directors, Helmut B. Breuer and Winston R. Wallin. Neither of these Directors is or was an officer or employee of the Company or any of its subsidiaries at any time now or in the past.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 31, 2001, the beneficial ownership of the Common Stock by (i) each person known by the Company to beneficially hold more than 5% of the outstanding Common Stock, (ii) each director of the Company, (iii) each officer of the Company named in the Summary Compensation Table, and (iv) all executive officers and directors of the Company as a group. Except as otherwise noted, the listed beneficial owner has sole voting and investment power with respect to the listed shares.

                              BENEFICIAL OWNERSHIP

                      NAME AND ADDRESS                            AMOUNT AND NATURE OF            PERCENTAGE OF
                    OF BENEFICIAL OWNER                         BENEFICIAL OWNERSHIP (1)       OUTSTANDING SHARES
                    -------------------                         ------------------------       ------------------
Perkins Capital Management (2)...........................               1,542,000                      12.6%
     730 East Lake Street
     Wayzata, MN 55391
Lombard Odier & Cie (3)..................................               1,248,250                      10.2%
     11, rue de la Corraterie
     1204 Geneva, Switzerland
Land O'Lakes, Inc........................................               1,161,312                       9.5%
     4001 Lexington Ave. N.
     Arden Hills, MN 55126
Basellandschaftliche Pensionskasse ......................               1,031,250                       8.3%
     Arisdorferstrasse 2
     Postfach
     4410 Liestal, Switzerland
Swisspartners Investment Networks AG.....................                 687,500                       5.6%
     AM - Schanzengraben 23
     80002 Zurich, Switzerland
Helmut B. Breuer (4).....................................                  28,000                         *
Henry J. Cardello........................................                 295,500                       2.4%
Austen S. Cargill II, Ph.D...............................                  20,000                         *
Robert A. Hoerr, M.D., Ph.D..............................                 297,328                       2.4%
Winston R. Wallin (5) ...................................                 265,689                       2.2%
Eileen F. Bostwick, Ph.D.................................                  95,305                         *
Michael E. Cady .........................................                 102,649                         *
Franklin L. Kuhar........................................                  25,000                         *
All executive officers and directors as
     a group (8 persons).................................               1,099,471                       8.4%

-------------------------
* Represents less than 1%.

(1) The number of shares listed for the following beneficial owners includes the following numbers of shares issuable under options and warrants exercisable within 60 days of March 1, 2001: Lombard Odier & Cie, 18,750 shares; Land O'Lakes, Inc. ("Land O'Lakes"), 2,708 shares; Basellandschafliche Pensionskasse, 93,750 shares; Swisspartners, 62,500 shares; Helmut B. Breuer, 20,000; Henry J. Cardello, 290,500 shares; Austen
     S. Cargill II, Ph.D., 20,000 shares; Robert A. Hoerr, M.D., Ph.D., 282,895 shares; Winston R. Wallin, 48,054 shares; Eileen F. Bostwick, Ph.D, 84,313 shares; Michael E. Cady, 84,663 shares; Franklin L. Kuhar, 25,000 shares and all executive officers and directors as a group, 825,425 shares.

(2) Perkins Capital Management has sole voting power with respect to 1,142,000 shares and sole dispositive power for 1,542,000 shares. The number of shares indicated is based upon information reported to SEC in a Schedule 13G filed by Perkins Capital Management on March 6, 2001.

(3) Lombard Odier & Cie has shared dispositive power with respect to 27,000 shares and has sole voting power only with respect to 1,221,250 shares. The number of shares indicated is based upon information reported to the SEC in a Schedule 13G filed by Lombard Odier & Cie on February 14, 2001.

(4) This amount reflects 7,800 shares owned by Helmut B. Breuer and Regina Breuer as joint tenants.

(5) This amount reflects 17,635 shares and 1,805 warrants and options owned by The Wallin Foundation.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company is party to a number of agreements with Land O'Lakes, a 9.5% stockholder of the Company, including a license agreement, a royalty agreement and a master services agreement.

     The Company has licensed to Land O'Lakes the rights to use the Company's existing technologies and technology improvements, as defined by the Amended and Restated License Agreement dated March 11, 1998, for Land O'Lakes' use in animal products, functional foods and infant formula. The Company received a lump-sum license fee of $10,000 in 1992 pursuant to the original license agreement. The Company has agreed not to compete for fifteen years from the date of the agreement in the area of animal products and functional foods based on milk and colostrum based immunoglobulin technology. Land O'Lakes has agreed not to compete for fifteen years from the date of the agreement in the areas of prescription drugs and over-the-counter drugs regulated by the Food and Drug Administration. The agreement is perpetual.

     In March 1997, Land O'Lakes granted the Company a license to use existing polyclonal antibody technology and future improvements in the development, formulation, manufacture, marketing, distribution and sale of kefir-based products, as defined in the license. In consideration of granting the Company this license, Land O'Lakes will receive a royalty of five percent from food components or ingredients sold by the Company to be included in a kefir-based product and one percent of net receipts from a kefir-based finished product sold by the Company. The Company has not accrued any royalty expense under this agreement during the fiscal year 2000.

     In March 1998, the Company and Land O'Lakes signed an amended and restated license agreement (the "Restated License") in which the Company has significantly broadened its rights to develop and market functional foods. Under the Restated License, the Company can use, improve, exploit, license or share existing Procor technology. Procor technology improvements and new technologies, as defined in the Restated License, in all areas of functional foods except under certain "reserved food product" and "first refusal food product" categories. If the Company intends to engage in manufacturing or marketing any "first refusal food product", the Company must give Land O'Lakes notice of its intent, in which case Land O'Lakes can negotiate with the Company, in good faith and within a defined period of time, to undertake any part of the manufacturing or marketing areas. If the Company intends to engage in manufacturing or marketing any "reserved food product", the Company must give Land O'Lakes notice of its intent and must work only with Land O'Lakes to undertake the manufacturing or marketing of such products.

     Under the royalty agreement, the Company is required to pay Land O'Lakes a royalty on net receipts from any product which is based on its polyclonal antibody technology, including future improvements thereon, as defined by the royalty agreement. Additionally, the Company must pay a royalty on net receipts from infant formula based on new technology as defined by the agreement. The royalty agreement continues until terminated by both parties. The Company has not accrued any royalty fees under this agreement during the fiscal year 2000.

     Under the master services agreement, the Company may purchase services from Land O'Lakes for certain office, technology and research and development activities. The services agreement enables the Company to access expertise, on an as-needed basis, from Land O'Lakes. The cost to the Company for these services is the pro rata share of Land O'Lakes' cost. In 2000, the Company rented approximately 1,000 square feet of manufacturing and lab space from Land O'Lakes.

     In December 1996, the Company entered into an operating lease with Cargill Leasing Corporation for $835,393 of manufacturing equipment for the Company's pilot plant facility. Lease payments continue for a period of seven years with the Company's option to extend for an additional 12 months. The lease calls for annual payments of approximately $131,000 and is guaranteed by Land O'Lakes.

                                     PART IV

ITEM 14.   EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) The following financial statements are filed in Item 8 of the Registrant's Form 10-K filed April 2, 2001.

     (i)   Balance Sheets as of December 31, 2000 and 1999
     (ii) Statements of Operations for the years ended December 31, 2000, 1999 and 1998.
     (iii) Statements of Changes in Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998.
     (iv) Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.
     (v)   Notes to financial statements at December 31, 2000.

(a)(2) Financial Statement Schedules:

                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
                                  GALAGEN INC.
                                DECEMBER 31, 2000

                                                     Balance at      Charged to                 Balance at
                                                    Beginning of     Costs and                    End of
Description                                            Period         Expenses    Deductions      Period
Year Ended December 31, 2000:
Allowance for returns and doubtful accounts ....       $18,951       $    87       $(5,902)      $13,136
                                                       -------       -------       -------       -------

Total ..........................................       $18,951       $    87       $(5,902)      $13,136
                                                       =======       =======       =======       =======

Year Ended December 31, 1999:
Allowance for returns and doubtful accounts ....       $14,020       $ 4,931           ---       $18,951
                                                       -------       -------       -------       -------

Total ..........................................       $14,020       $ 4,931           ---       $18,951
                                                       =======       =======       =======       =======

Year Ended December 31, 1998:
Allowance for returns and doubtful accounts.....       $   ---       $14,020           ---       $14,020
                                                       -------       -------       -------       -------

Total ..........................................       $   ---       $14,020           ---       $14,020
                                                       =======       =======       =======       =======

     Financial statement schedules other than those provided have been omitted since they are not required or are not applicable or the required information is shown in the financial statements or related notes.

(b)  Reports on Form 8-K:

     Form 8-K dated October 11, 2000 regarding the transfer of the listing of the Company's stock to the Nasdaq SmallCap Market on October 2, 2000 and the sale of 1,750,000 shares of common stock and warrants to purchase 175,000 shares on October 11, 2000.

     Form 8-K dated December 6, 2000 regarding approval and adoption of the Second Restated By-Laws of the Company and filing a Shareholder Update dated December 6, 2000.

(c)  Exhibits:

The following exhibits are filed as part of this Annual Report on Form 10-K for the year ended December 31, 2000.

EXHIBIT
NO.         DESCRIPTION                                                                METHOD OF FILING
-----------------------------------------------------------------------------------------------------------------
3.1         Second Restated Bylaws of the Company.(10)                                 Incorporation By Reference

3.2         Restated Certificate of Incorporation of the Company.(3)                   Incorporated By Reference

4.1         Specimen Common Stock Certificate.(1)                                      Incorporated By Reference

4.2-4.5     Intentionally left blank.

4.6         Form of Common Stock Warrant to purchase shares of Common Stock of         Incorporated By Reference
            the Company, issued in connection with the sale of Convertible
            Promissory Notes.(1)

4.7-4.10    Intentionally left blank.

4.11        Warrant to purchase 18,250 shares of Common Stock of the Company issued    Incorporated By Reference
            to IAI Investment Funds VI, Inc. (IAI Emerging Growth Fund), dated
            January 30, 1996.(1)

4.12        Warrant to purchase 6,250 shares of Common Stock of the Company issued     Incorporated By Reference
            to IAI Investment Funds IV, Inc. (IAI Regional Fund), dated January 30,
            1996.(1)

4.13        Warrant to purchase 25,000 shares of Common Stock of the Company           Incorporated By Reference
            issued to John Pappajohn, dated February 2, 1996.(1)

4.14        Warrant to purchase 25,000 shares of Common Stock of the Company issued    Incorporated By Reference
            to Edgewater Private Equity Fund, L.P., dated February 2, 1996.(1)

4.15        Warrant to purchase 10,000 shares of Common Stock of the Company           Incorporated By Reference
            issued to Joseph Giamenco, dated February 2, 1996.(1)

EXHIBIT
NO.         DESCRIPTION                                                                METHOD OF FILING
-----------------------------------------------------------------------------------------------------------------
4.16        Warrant to purchase 25,000 shares of Common Stock of the Company issued    Incorporated By Reference
            to Gus A. Chafoulias, dated February 2, 1996.(1)

4.17        Warrant to purchase 25,000 shares of Common Stock of the Company           Incorporated By Reference
            issued to JIBS Equities, dated February 2, 1996.(1)

4.18        Warrant to purchase 25,000 shares of Common Stock of the Company issued    Incorporated By Reference
            to Land O'Lakes, Inc., dated February 2, 1996.(1)

4.19        Form of Subscription Agreement and Investment Letter.(8)                   Incorporated By Reference

4.20-4.23   Intentionally left blank.

4.24        Stock Purchase Warrant issued to CPR (USA) Inc. dated November 18,         Incorporated By Reference
            1997.(13)

4.25        Stock Purchase Warrant issued to Libertyview Plus Fund dated November      Incorporated By Reference
            18, 1997.(14)

4.26        Stock Purchase Warrant issued to Libertyview Fund, LLC dated November      Incorporated By Reference
            18, 1997.(15)

4.27        Warrant issued to CLARCO Holdings dated as of December 1, 1997.(16)        Incorporated By Reference

4.28        Warrant issued to CLARCO Holdings dated as of December 1, 1997.(17)        Incorporated By Reference

4.29        Intentionally left blank.

4.30        Warrant issued to Henry J. Cardello dated as of April 14, 1998. (20)       Incorporated By Reference

4.31        Warrant issued to Henry J. Cardello dated as of April 30, 1998. (20)       Incorporated By Reference

4.32        Warrant issued to Henry J. Cardello dated as of June 19, 1998. (20)        Incorporated By Reference

4.33        Warrant issued to William Young and Rebecca Young dated as of August 13,   Incorporated By Reference
            1998.(24)

4.34        Warrant issued to Henry J. Cardello dated as of September 30, 1998.(24)    Incorporated By Reference

4.35        Warrant issued to American Home Products Corporation dated as of October   Incorporated By Reference
            15, 1998.(24)

EXHIBIT
NO.         DESCRIPTION                                                                METHOD OF FILING
-----------------------------------------------------------------------------------------------------------------
4.36        Form of Registration Rights Agreement.(25)                                 Incorporated By Reference

4.37        Subscription Agreement and Investment Letter dated April 20, 1999          Incorporated By Reference
            (Lombard Odier & Cie).(26)

4.38        Subscription Agreement and Investment Letter dated April 20, 1999 (H.      Incorporated By Reference
            Leigh Severance).(27)

4.39        Subscription Agreement and Investment Letter dated April 20, 1999 (H. L.   Incorporated By Reference
            Severance, Inc. Profit Sharing Plan and Trust).(28)

4.40        Subscription Agreement and Investment Letter dated April 20, 1999 (H. L.   Incorporated By Reference
            Severance, Inc. Pension Plan and Trust).(29)

4.41        Subscription Agreement and Investment Letter dated April 20, 1999          Incorporated By Reference
            (Winston R. Wallin).(30)

4.42        Warrant issued to Carlson Real Estate Company, Inc. dated June 12, 2000    Incorporated By Reference
            (34)

#10.1       License Agreement between the Company and Land O'Lakes dated May 7,        Incorporated By Reference
            1992.(1)

#10.2       Royalty Agreement between the Company and Land O'Lakes dated May 7,        Incorporated By Reference
            1992.(1)

10.3        Intentionally left blank.

10.4        Master Services Agreement between the Company and Land O'Lakes dated May   Incorporated By Reference
            7, 1992.(1)

*10.5       GalaGen Inc. 1992 Stock Plan, as amended. (5)                              Incorporated By Reference

10.6-10.7   Intentionally left blank.

#10.8       License and Collaboration Agreement between the Company and Chiron         Incorporated By Reference
            Corporation dated March 20, 1995.(1)

*10.9       GalaGen Inc. Employee Stock Purchase Plan, as amended. (2)                 Incorporated By Reference

10.10-10.11 Intentionally left blank.

10.12       Master Equipment Lease between the Company and Cargill Leasing             Incorporated By Reference
            Corporation, dated June 6, 1996. (2)

EXHIBIT
NO.         DESCRIPTION                                                                METHOD OF FILING
-----------------------------------------------------------------------------------------------------------------
10.13       Agreement for Progress Payments between the Company and Cargill Leasing    Incorporated By Reference
            Corporation, dated June 6, 1996. (2)

10.14       Agreement for Lease between the Company and Land O'Lakes, dated June 3,    Incorporated By Reference
            1996. (2)

10.15-10.18 Intentionally left blank.

*10.19      GalaGen Inc. Annual Short Term Incentive Cash Compensation Plan. (4)       Incorporated By Reference

*10.20      GalaGen Inc. Annual Long Term Incentive Stock Option Compensation Plan.    Incorporated By Reference
            (4)

*10.21      GalaGen Inc. 1997 Incentive Plan. (6)                                      Incorporated By Reference

10.22       Master Loan and Security Agreement with TransAmerica Business Credit       Incorporated By Reference
            Corporation dated June 18, 1997. (7)

10.23       Amended and Restated License Agreement between the Company and Land O'     Incorporated By Reference
            Lakes dated March 11, 1998. (19)

#10.24      License Agreement between the Company and Metagenics, Incorporated dated   Incorporated By Reference
            April 7, 1998. (20)

10.25       Intentionally left blank.

10.26       Asset Purchase Agreement between the Company and Nutrition Medical,        Incorporated By Reference
            Inc., dated September 1, 1998.(21)

10.27       Intentionally left blank.

10.28       Amendment to Asset Purchase Agreement between the Company and Nutrition    Incorporated By Reference
            Medical, Inc., dated October 28, 1998.(22)

10.29       Second Amendment to Asset Purchase Agreement between the Company and       Incorporated By Reference
            Nutrition Medical, Inc., dated December 23, 1998.(23)

#10.30      Collaboration and License Agreement between the Company and American       Incorporated By Reference
            Home Products Corporation acting through its Wyeth-Ayerst Laboratories
            Division, dated October 15, 1998. (24)

#10.31      Manufacturing and Supply Agreement between the Company and American Home   Incorporated By Reference
            Products Corporation acting through its Wyeth-Ayerst Laboratories
            Division dated October 15, 1998.(24)

EXHIBIT
NO.         DESCRIPTION                                                                METHOD OF FILING
-----------------------------------------------------------------------------------------------------------------
#10.32      Product Development Collaboration, Manufacturing and Supply, and Retail    Incorporated By Reference
            Marketing Agreement between the Company and General Nutrition
            Corporation, dated December 22, 1998.(24)

10.33       Intentionally left blank.

10.34       Repurchase Agreement by and between GalaGen Inc. and Chiron Corporation,   Incorporated By Reference
            dated April 1, 1999. (31)

#10.35      Licensing and Distribution Agreement by and between GalaGen Inc. and       Incorporated By Reference
            American Institutional Products, Inc., dated March 15, 1999.(31)

10.36       Intentionally left blank.

10.37       Licensing and distribution agreement between GalaGen Inc. and American     Incorporated By Reference
            Institutional Products, Inc., dated July 15, 1999. (32)

#10.38      Licensing Agreement by and between GalaGen Inc. and Novartis Consumer      Incorporation By
            Health, Inc., dated October 25, 1999. (33)                                 Reference

#10.39      Supply Agreement by and between GalaGen Inc. and Novartis Consumer         Incorporation By
            Health, Inc., dated October 25, 1999. (33)                                 Reference

#10.40      Development Agreement by and between GalaGen Inc. and Novartis Consumer    Incorporation By
            Health, SA, dated December 17, 1999. (33)                                  Reference

10.41       301 Carlson Parkway Lease between Carlson Real Estate Company and          Incorporation By
            GalaGen, Inc. dated June, 2000. (34)                                       Reference

#10.42      Supply Agreement between Estee Lauder, Inc. and                            Incorporation By
            GalaGen, Inc. dated July 11, 2000.(34)                                     Reference

*10.43      Employment Agreement with Robert Hoerr, M.D., dated December 6, 2000.      Filed Electronically

*10.44      Employment Agreement with Henry J. Cardello, dated December 6, 2000.       Filed Electronically

*10.45      Employment Agreement with Franklin L. Kuhar, dated December 6, 2000.       Filed Electronically

23.1        Consent of Ernst & Young LLP.                                              Previously Filed Electronically

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

(8) Incorporated herein by reference to Exhibit No. 99 to the Company's Report on Form 8-K, dated October 13, 2000 (File No. 0-27976).

(9)  Intentionally not used.

(10) Incorporated by reference to the same numbered exhibit to the Company's Current Report on Form 8-K dated December 6, 2000 (File No. 0-27976).

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

(22) Incorporated herein by reference to Exhibit No. 2.2 to the Company's Report on Form 8-K, dated January 6, 1999 (File No. 0-27976).

(23) Incorporated herein by reference to Exhibit No. 2.3 to the Company's Report on Form 8-K, dated January 6, 1999 (File No. 0-27976).

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

(32) Incorporation herein by reference to the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 0-27976).

(33) Incorporated herein by reference to the same numbered Exhibit to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1999. ( File No. 0-27976)

(34) Incorporated herein by reference to the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000. ( File No. 0-27976)

  * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

  # Contains portions for which confidential treatment has been granted to the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on April 30, 2001.

                                        GALAGEN INC.

                                        By /s/ Henry J. Cardello
                                           ---------------------
                                           Henry J. Cardello
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 30, 2001.

                                        /s/ Henry J. Cardello
                                        ---------------------
                                        Henry J. Cardello
                                        President, Chief Executive Officer
                                        (Principal Executive Officer) and
                                        Director


                                        /s/ Robert A. Hoerr
                                        -------------------
                                        Robert A. Hoerr, Chairman,
                                        Chief Technology Officer
                                        and Director


                                        /s/ Franklin L. Kuhar
                                        -------------------
                                        Franklin L. Kuhar, Vice President,
                                        Chief Financial Officer, Secretary
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)


                                        /s/ Helmet Breuer
                                        -------------------
                                        Helmet Breuer, Director



                                        -------------------
                                        Austen S. Cargill, II, Director



                                        -------------------
                                        Winston R. Wallin, Director