Form 10-Q
period 2001-03-31
GALAGEN INC
filed 2001-05-15
CIK 889872

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the Quarterly Period Ended March 31, 2001.

or

☐       Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common Stock, $.01 par value – 12,275,488 shares as of April 30, 2001.

INDEX

GALAGEN INC.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Balance Sheets – March 31, 2001 and December 31, 2000

Statements of Operations - Three months ended March 31, 2001 and March 31, 2000

Statements of Cash Flows - Three months ended March 31, 2001 and March 31, 2000

Notes to Financial Statements

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GALAGEN INC.

BALANCE SHEETS

ASSETS	March 31, 2001	December 31, 2000
	(Unaudited)
Current assets:
Cash and cash equivalents	$396,090	$826,943
Accounts receivable, net of allowance of $13,136 in 2001 and 2000	82,350	554,760
Prepaid expenses	268,055	206,886
Inventory	244,097	224,746
Total current assets	990,592	1,813,335

Property and equipment	860,864	860,864
Less accumulated depreciation	(576,340)	(536,262)
	284,524	324,602

Customer list, net	247,500	270,000
Other intangible assets, net	85,098	106,373
Restricted cash	78,757	77,679
Deferred expenses	16,500	18,000
	427,855	472,052

Total assets	$1,702,971	$2,609,989
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,029,313	$949,872
Development contract advance	85,775	89,275
Current portion of deferred revenue	107,140	107,140
Current portion of capital lease obligation	36,213	34,584
Other current liabilities	34,111	32,364
Total current liabilities	1,292,552	1,213,235

Commitments

Capital lease obligations	24,416	34,104
Deferred revenue	490,932	517,716
Other long-term liabilities	45,000	45,000
Total Long-term liabilities	560,348	596,820

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 15,000,000 Issued and outstanding shares – none in 2001 and 2000	-	-
Common stock, $.01 par value:
Authorized shares – 40,000,000 Issued and outstanding shares – 12,275,448 in 2001; 12,275,448 in 2000	122,754	122,754
Additional paid–in capital	65,532,809	65,532,809
Accumulated deficit	(65,805,492)	(64,855,629)
Total stockholders’ equity	(149,929)	799,934

Total liabilities and stockholders’ equity	$1,702,971	$2,609,989

                                                                         See accompanying notes.

Note:  The balance sheet at December 31, 2000 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

GALAGEN INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31
	2001	2000
Revenues:
Product licensing revenue	$26,786	$26,786
Product development revenue	3,500	100,928
Royalty revenue	29,880	45,987
	60,166	173,701
Operating expenses:
Selling, general and administrative	463,816	569,139
Product development	470,019	598,922
Depreciation and amortization	83,853	135,075
	1,017,688	1,303,136
Operating loss	(957,522)	(1,129,435)

Interest income	10,721	41,235
Interest expense	(3,062)	-
Net loss before accounting change	(949,863)	(1,088,200)

Cumulative effect of change in accounting principle	-	(732,000)

Net loss	$(949,863)	$(1,820,200)

Net loss per share – basic and diluted
Net loss before accounting change	$(.08)	$(.10)
Cumulative effect of change in accounting principle	-	(.07)

Net loss per share	$(.08)	$(.17)

Weighted average number of common shares outstanding Basic and Diluted	12,275,448	10,451,381

See accompanying notes.

                                                                                                                          GALAGEN INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2001	2000
Operating activities:
Net loss	$(949,863)	$(1,820,200)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	83,852	135,074
Cumulative effect of accounting change	-	732,000
Changes in operating assets and liabilities	444,295	134,685
Net cash used in operating activities	(421,716)	(818,441)

Investing activities:
Purchase of property, plant and equipment	-	(3,735)
Increase in restricted cash	(1,078)	-
Change in available-for-sale securities, net	-	710,560
Net cash (used in) provided by investing activities	(1,078)	706,825

Financing activities:
Proceeds from issuance of common stock	-	223,469
Payments on capital lease	(8,059)	-
Net cash (used in) provided by financing activities	(8,059)	223,469
(Decrease) increase in cash	(430,853)	111,853
Cash and cash equivalents at beginning of period	826,943	204,817
Cash and cash equivalents at end of period	$396,090	$316,670

See accompanying notes.

GALAGEN INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.          Basis of Presentation

             The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes contained in the Annual Report of GalaGen Inc. (the “Company”) on Form 10-K, as amended, for the fiscal year ended December 31, 2000.

             The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring losses and has negative stockholders equity as of March 31, 2001. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include adjustments to the carrying value of assets and liabilities, which may be necessary should the Company not continue in operation.

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

             Effective January 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin  (SAB) No. 101, “Revenue Recognition in Financial Statements.” Previously, the Company had recognized revenue for nonrefundable, up-front license fees as revenue upon receipt and signing of the agreement. Under the new accounting method adopted retroactive to January 1, 2000, the Company now recognizes revenue from nonrefundable up-front license fees over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The cumulative effect of the change on prior years resulted in a charge to income of $732,000, which is included in the loss for the first quarter of 2000. The effect of the change on the quarter ended March 31, 2001 was to decrease the loss before the cumulative effect of the accounting change by $26,786.

             For each of the quarters ended March 31, June 30, September 30, and December 31, 2000, and the quarter ended March 31, 2001 the Company recognized $26,786 in revenue that was included in the cumulative effect adjustment as of January 1, 2000.  Additionally, the Company will recognize in revenue $107,144 annually for the years ending December 31, 2001 through 2006 for amounts included in the cumulative effect adjustment.

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

Inventory

             Inventories are stated at the lower of cost or market using the first-in, first-out method.  The Company periodically evaluates the need for reserves associated with obsolete inventory.  Inventory at March 31, 2001 and December 31, 2000 consisted of the following:

	2001	2000
Raw materials	$52,007	$46,674
Finished goods	192,090	178,072
	$244,097	$224,746

Reclassifications

             Certain items in these financial statements have been reclassified to conform to the current period presentation.

PART I - FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

             The information presented in this item contains forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such statements are subject to risks and uncertainties, including those discussed below under “Risk Factors” and in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2000 (“Form 10-K”) under “Risk Factors”, that could cause actual results to differ materially from those projected.  Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements.

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

             In March 1999, the Company entered into an agreement with Tropicana Products, Inc., a division of PepsiCo Inc.  Under the agreement, which expired in December 1999, the two companies were  exploring development of nutritious beverages for the health-conscious consumer.  Subsequent to the expiration of the exploratory agreement in December 1999, the Company and Tropicana continue to work together on various potential products. Additional studies are underway that may lead to product introduction opportunities with Tropicana.

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

Results of Operations

For the Three Months ended March 31, 2001 and 2000

             General.  The net loss decreased by $870,337, or 47.8%, for the three months ended March 31, 2001 to $949,863 from $1,820,200 for the same period in 2000. The loss decrease was due primarily to the cumulative effect adjustment of $732,000 recorded in the first quarter of 2000 offset by decreased product development and royalty revenue. In addition, product development and selling and general expenses were reduced due to decreased marketing  and research activities occurring in the first quarter of calendar year 2001.

             Revenues.  For the three months ended March 31, 2001 revenues of $60,166 consisted of product development and royalty revenue, $3,500 and $29,880 respectively. In addition, $26,786 was recorded as licensing revenue due to the amortization of the cumulative effect adjustment. For the same period in 2000, revenues of $173,701 consisted of $100,928 in product development revenue, $45,987 in royalty revenue and an amortization of the cumulative effect adjustment totaling $26,786.  See Note 2.

             Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $105,323, or 18.5%, for the three months ended March 31, 2001 to $463,816 from $569,139 for the same period in 2000. The decrease is due to decreased marketing expenses of $84,239 in addition to a decrease in administrative personnel expenses.

             Product Development Expenses.  Expenses for product development decreased $128,903, or 21.5%, for the three months ended March 31, 2001 to $470,019 from $598,922 for the three months ended March 31, 2000. The decrease was primarily due to decreased expenses in support of the Company’s clinical product efforts and decreased expenses related to the Wyeth contract.

             Depreciation and Amortization.  Depreciation and amortization for the three months ended March 31, 2001 decreased $51,222, or 37.9%, to $83,853 from $135,075 for the same period in 2000.  The decrease was primarily due to decreased amortization of warrants and options issued for services and decreased amortization of goodwill, which was fully amortized as of December 31, 2000.

             Other Income/Expense.  Interest income for the three months ended March 31, 2001 decreased $30,514, or 74.0%, to $10,721 from $41,235 for the same period in 2000.  The decrease is primarily attributable to the decreased level of invested funds. Interest expense of $3,062 for the three months ended March 31, 2001 related to a capital lease entered into in October 2000.

Liquidity and Capital Resources

             Cash used in operating activities decreased by $396,725, or 48.5%, for the three months ended March 31, 2001 to $421,716 from $818,441 for the same period in 2000.   Cash used in operations for the three months ended March 31, 2001 went primarily to fund operating losses offset by accounts receivable collections of $472,410.  For the same period in 2000, cash used in operations went primarily to fund operating losses.

             For the three months ended March 31, the Company invested $0 and $3,735, in 2001 and 2000, respectively, in computer and manufacturing equipment to support its operations.  The Company sold $710,560 of its available-for-sale securities for the three months ended March 31, 2000.

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

             Pursuant to a Master Lease Agreement dated as of June 30, 1998 (the “Lease Agreement”), the Company leases certain laboratory equipment, computer equipment and tenant improvements from Transamerica Business Credit Corporation (“Transamerica”).  Under a Security Agreement with Transamerica dated as of June 30, 1998 (the “Security Agreement”), the Company’s obligations under the Lease Agreement are secured by a first priority lien on substantially all of the Company’s equipment, fixtures and improvements and personal property.  The Lease Agreement requires the Company to make certain monthly lease payments.  The Company did not make the full amount of the lease payments in  March, April and May.  The Company has received notice that Transamerica considers the Company to be in default under the Lease Agreement and the Security Agreement and that Transamerica reserves all of its rights and remedies under such agreements.  The Company currently is in negotiations with Transamerica regarding payments to be made under the Lease Agreement.

             The Company has had recurring losses and negative cash flows from operations, including a net loss of $949,863 and negative cash flow from operations of $421,716 in the first quarter of fiscal 2001. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

             The Company has hired an investment bank to assist management in identifying and evaluating strategic alternatives for the Company, while optimizing shareholder value.

             The Company’s common stock, par value $.01 per share, has been publicly traded since the closing of the Company’s initial public offering on April 1, 1996.  During 2000 the common stock traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol GGEN through October 1, 2000 and then was traded on the Nasdaq SmallCap tier through December 31, 2000. The common stock was delisted in early January 2001 and now trades on the Over-the-Counter Bulletin Board under the symbol GGEN.

Risk Factors

             Certain statements made in this Quarterly Report on Form 10-Q are forward–looking statements based on our current expectations, assumptions, estimates and projections about our business and our industry.  These forward–looking statements involve risks and uncertainties.  Our business, financial condition and results of operations could differ materially from those anticipated in these forward–looking statements as a result of certain factors, as more fully described below and elsewhere in this Form 10-Q.  You should consider carefully the risks and uncertainties described below, which are not the only ones facing our Company.  Additional risks and uncertainties also may impair our business operations.  We undertake no obligation to update publicly any forward–looking statements for any reason, even if new information becomes available or other events occur in the future.

General

We may not ever achieve a profitable level of operations.

Our ability to achieve profitable operations depends in large part on:
•  entering into agreements to develop products and establish markets for those products; and
•  making the transition from a research company to an operating and marketing company.

             We cannot be sure we will be successful in ever achieving either result.  We have experienced significant operating losses in each year since our inception in 1987.  We have an accumulated deficit of approximately $65 million as of March 31, 2001.  We may continue to lose money in the future.

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

             If we do not achieve a profitable level of operations and cannot find funding in the future, we could become insolvent or bankrupt.

             If we do not achieve a profitable level of operations and we do not obtain funding necessary from some source other than operations, we could deplete our cash reserves and become insolvent or bankrupt.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

             The Company’s market risk is unlikely to have a material adverse effect on the Company’s business, results of operations or financial condition.    PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a.)             Exhibits
Exhibit No.	Description	Method of Filing
3.1	Second Restated Bylaws of the Company.(10)	Incorporation By Reference

3.2	Restated Certificate of Incorporation of the Company.(3)	Incorporated By Reference

4.1	Specimen Common Stock Certificate.(1)	Incorporated By Reference

4.2-4.18	Intentionally left blank.

4.19	Form of Subscription Agreement and Investment Letter (8)	Incorporated By Reference

4.20-4.23	Intentionally left blank.

4.24	Stock Purchase Warrant issued to CPR (USA) Inc. dated November 18, 1997.(13)	Incorporated By Reference

4.25	Stock Purchase Warrant issued to Libertyview Plus Fund dated November 18, 1997.(14)	Incorporated By Reference

4.26	Stock Purchase Warrant issued to Libertyview Fund, LLC dated November 18, 1997.(15)	Incorporated By Reference

4.27	Warrant issued to CLARCO Holdings dated as of December 1,1997.(16)	Incorporated By Reference

4.28	Warrant issued to CLARCO Holdings dated as of December 1,1997.(17)	Incorporated By Reference

4.29	Intentionally left blank.

4.30	Warrant issued to Henry J. Cardello dated as of April 13, 1998. (20)	Incorporated By Reference

4.31	Warrant issued to Henry J. Cardello dated as of April 30, 1998. (20)	Incorporated By Reference

4.32	Warrant issued to Henry J. Cardello dated as of June 19, 1998. (20)	Incorporated By Reference

4.33	Warrant issued to William Young and Rebecca Young dated as of August 12, 1998.(24)	Incorporated By Reference

4.34	Warrant issued to Henry J. Cardello dated as of September 30, 1998.(24)	Incorporated By Reference

4.35	Warrant issued to American Home Products Corporation dated as of October 15, 1998.(24)	Incorporated By Reference

4.36	Form of Registration Rights Agreement dated April 20, 1999.(25)	Incorporated By Reference

4.37	Subscription Agreement and Investment Letter dated April 20, 1999 (Lombard Odier & Cie).(26)	Incorporated By Reference

4.38	Subscription Agreement and Investment Letter dated April 20, 1999 (H. Leigh Severance).(27)	Incorporated By Reference

4.39	Subscription Agreement and Investment Letter dated April 20, 1999 (H. L. Severance, Inc. Profit Sharing Plan and Trust).(28)	Incorporated By Reference

4.40	Subscription Agreement and Investment Letter dated April 20, 1999 (H. L. Severance, Inc. Pension Plan and Trust).(29)	Incorporated By Reference

4.41	Subscription Agreement and Investment Letter dated April 20, 1999 (Winston R. Wallin).(30)	Incorporated By Reference

4.42	Warrant issued to Carlson Real Estate Company, Inc. dated June 12, 2000 (34)	Incorporated By Reference

#10.1	License Agreement between the Company and Land O’Lakes dated May 7, 1992.(1)	Incorporated By Reference

#10.2	Royalty Agreement between the Company and Land O’Lakes dated May 7, 1992.(1)	Incorporated By Reference

10.3	Intentionally left blank.

10.4	Master Services Agreement between the Company and Land O’Lakes dated May 7, 1992.(1)	Incorporated By Reference

*10.5	GalaGen Inc. 1992 Stock Plan, as amended. (5)	Incorporated By Reference

10.6-10.7	Intentionally left blank.

#10.8	License and Collaboration Agreement between the Company and Chiron Corporation dated March 20, 1995.(1)	Incorporated By Reference

*10.9	GalaGen Inc. Employee Stock Purchase Plan, as amended. (2)	Incorporated By Reference

10.10-10.11	Intentionally left blank.

10.12	Master Equipment Lease between the Company and Cargill Leasing Corporation, dated June 6, 1996. (2)	Incorporated By Reference

10.13	Agreement for Progress Payments between the Company and Cargill Leasing Corporation, dated June 6, 1996. (2)	Incorporated By Reference

10.14	Agreement for Lease between the Company and Land O’Lakes, dated June 3, 1996. (2)	Incorporated By Reference

10.15-10.18	Intentionally left blank.

*10.19	GalaGen Inc. Annual Short Term Incentive Cash Compensation Plan. (4)	Incorporated By Reference

*10.20	GalaGen Inc. Annual Long Term Incentive Stock Option Compensation Plan. (4)	Incorporated By Reference

*10.21	GalaGen Inc. 1997 Incentive Plan. (6)	Incorporated By Reference

10.22	Master Loan and Security Agreement with TransAmerica Business Credit Corporation dated June 8, 1997. (7)	Incorporated By Reference

10.23	Amended and Restated License Agreement between the Company and Land O' Lakes dated March 11, 1998. (19)	Incorporated By Reference

#10.24	License Agreement between the Company and Metagenics, Inc. dated April 7, 1998. (20)	Incorporated By Reference

10.25	Intentionally left blank.

10.26	Asset Purchase Agreement between the Company and Nutrition Medical, Inc., dated September 1, 1998.(21)	Incorporated By Reference

10.27	Intentionally left blank.

10.28	Asset Purchase Agreement Amendment 1 between the Company and Nutrition Medical, Inc., dated October 28, 1998.(22)	Incorporated By Reference

10.29	Asset Purchase Agreement Amendment 2 between the Company and Nutrition Medical, Inc., dated December 23, 1998.(23)	Incorporated By Reference

#10.30	Collaboration and License Agreement between the Company and American Home Products Corporation acting through its Wyeth-Ayerst Laboratories Division, dated October 15, 1998. (24)	Incorporated By Reference

#10.31	Manufacturing and Supply Agreement between the Company and American Home Products Corporation acting through its Wyeth-Ayerst Laboratories Division dated October 15, 1998.(24)	Incorporated By Reference

#10.32	Product Development Collaboration, Manufacturing and Supply, and Retail Marketing Agreement between the Company and General Nutrition Corporation, dated December 22, 1998.(24)	Incorporated By Reference

10.33	Intentionally left blank

10.34	Repurchase Agreement by and between GalaGen Inc. and Chiron Corporation, dated April 1, 1999. (31)	Incorporated By Reference

#10.35	Licensing and Distribution Agreement by and between GalaGen Inc. and American Institutional Products, Inc., dated March 15, 1999.(31)	Incorporated By Reference

10.36	Intentionally left blank

10.37	Licensing and distribution agreement between GalaGen Inc. and American Institutional Products, Inc., dated July 15, 1999. (32)	Incorporated By Reference

#10.38	Licensing Agreement by and between GalaGen Inc. and Novartis Consumer Health, Inc., dated October 25, 1999. (33)	Incorporated By Reference

#10.39	Supply Agreement by and between GalaGen Inc. and Novartis Consumer Health, Inc., dated October 25, 1999. (33)	Incorporated By Reference

#10.40	Development Agreement by and between GalaGen Inc. and Novartis Consumer Health, Inc., dated December 17, 1999. (33)	Incorporated By Reference

10.41	301 Carlson Parkway Lease between Carlson Real Estate Company and Galagen, Inc. dated June, 2000. (34)	Incorporated By Reference

#10.42	Supply Agreement between Estee Lauder, Inc. and Galagen, Inc. (34)	Incorporated By Reference

*10.43	Employment Agreement with Robert Hoerr, M.D., dated December 6, 2000. (35)	Incorporated By Reference

*10.44	Employment Agreement with Henry J. Cardello, dated December 6, 2000. (35)	Incorporated By Reference

*10.45	Employment Agreement with Franklin L. Kuhar, dated December 6, 2000. (35)	Incorporated By Reference

(1)	Incorporated herein by reference to the same numbered Exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 333-1032).

(2)	Incorporated herein by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (File No. 0-27976).

(3)	Incorporated herein by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 (File No. 0-27976).

(4)	Incorporated herein by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1996 (File No. 0-27976).

(5)	Incorporated herein by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 (File No. 0-27976).

(6)	Incorporated herein by reference to Appendix A to the Company’s 1997 Definitive Proxy Statement on Schedule 14A (File No. 0-27976).

(7)	Incorporated herein by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 0-27976).

(8)	Incorporated herein by reference to Exhibit No. 99 to the Company’s Report on Form 8-K, dated October 13, 2000 (File No. 0-27976).

(9)	Intentionally not used.

(10)	Incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K dated December 6, 2000 (File No. 0-27976).

(11)	Intentionally not used.

(12)	Intentionally not used.

(13)	Incorporated herein by reference to Exhibit No. 4.9 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41151).

(14)	Incorporated herein by reference to Exhibit No. 4.10 to the Company’s Registration Statement on Form S–3(Registration No. 333-41151).

(15)	Incorporated herein by reference to Exhibit No. 4.11 to the Company’s Registration Statement on Form S–3 (Registration No. 333-41151).

(16)	Incorporated herein by reference to Exhibit No. 4.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41151).

(17)	Incorporated herein by reference to Exhibit No. 4.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41151).

(18)	Intentionally not used.

(19)	Incorporated herein by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1997 (File No. 0-27976).

(20)	Incorporated herein by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998 (File No. 0-27976).

(21)	Incorporated herein by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File No. 0-27976).

(22)	Incorporated herein by reference to Exhibit No. 2.2 to the Company’s Report on Form 8-K, dated December 23, 1998 (File No. 0-27976).

(23)	Incorporated herein by reference to Exhibit No. 2.3 to the Company’s Report on Form 8-K, dated December 23, 1998 (File No. 0-27976).

(24)	Incorporated herein by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1998 (File No. 0-27976).

(25)	Incorporated herein by reference to Exhibit No. 4.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-3/A (Registration No. 333-71883).

(26)	Incorporated herein by reference to Exhibit No. 4.6 to Amendment No. 2 to the Company’s Registration Statement on Form S-3/A (Registration No. 333-71883).

(27)	Incorporated herein by reference to Exhibit No. 4.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-3/A (Registration No. 333-71883).

(28)	Incorporated herein by reference to Exhibit No. 4.8 to Amendment No. 2 to the Company’s Registration Statement on Form S-3/A (Registration No. 333-71883).

(29)	Incorporated herein by reference to Exhibit No. 4.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-3/A (Registration No. 333-71883).

(30)	Incorporated herein by reference to Exhibit No. 4.10 to Amendment No. 2 to the Company’s Registration Statement on Form S-3/A (Registration No. 333-71883).

(31)	Intentionally not used

(32)	Intentionally not used

(33)	Incorporated herein by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1999. (File No. 0-27976)

(34)	Incorporated herein by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000. (File No. 0-27976)

(35)	Incorporated herein by reference to the same numbered Exhibit to the Company’s Annual Report on fForm 10K, as amended, for the year ended December 31, 2000. (File No. 0-27976)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

#	Contains portions for which confidential treatment has been granted to the Company.

(b)         Reports on Form 8-K

                           Form 8-K dated January 8, 2001 regarding the initiation of trading in the Company’s common stock on the Over-the-Counter Bulletin Board.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GalaGen Inc.
(Registrant)

Date: May 15, 2001	By: /s/ Henry J. Cardello
Henry J. Cardello,
Chief Executive Officer

Date: May 15, 2001	By: /s/ Franklin L. Kuhar
Franklin L. Kuhar,
Vice President, Chief Financial Officer, Secretary (Principal Financial Officer and Principal Accounting Officer