Form 10-Q
period 2001-06-30
GALAGEN INC
filed 2001-08-14
CIK 889872

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2001.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common Stock, $.01 par value – 12,275,448 shares as of July 31, 2001.

INDEX

GALAGEN INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GALAGEN INC.

BALANCE SHEETS

ASSETS	June 30, 2001	December 31, 2000

	(Unaudited)
Current assets:
Cash and cash equivalents	$15,249	$826,943
Accounts receivable, net of allowance of $13,136 in 2001 and 2000	25,837	554,760
Prepaid expenses	275,550	206,886
Inventory	257,283	224,746

Total current assets	573,919	1,813,335

Property and equipment	860,864	860,864
Less accumulated depreciation	(614,076)	(536,262)

	246,788	324,602

Customer list, net	225,000	270,000
Other intangible assets, net	63,824	106,373
Restricted cash	30,105	77,679
Deferred expenses	15,000	18,000

	333,929	472,052

Total assets	$1,154,636	$2,609,989

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,263,222	$949,872
Development contract advance	84,275	89,275
Current portion of deferred revenue	107,140	107,140
Current portion of capital lease obligation	37,919	34,584
Notes payable	40,265	-
Other current liabilities	93,081	32,364

Total current liabilities	1,625,902	1,213,235

Commitments

Capital lease obligations	14,272	34,104
Deferred revenue	464,147	517,716
Other long-term liabilities	45,000	45,000

Total Long-term liabilities	523,419	596,820

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 15,000,000
Issued and outstanding shares – none in 2001 and 2000	-	-
Common stock, $.01 par value:
Authorized shares – 40,000,000
Issued and outstanding shares – 12,275,448 in 2001; 12,275,448 in 2000	122,754	122,754
Additional paid-in capital	65,532,809	65,532,809
Accumulated deficit	(66,650,248)	(64,855,629)

Total stockholders’ equity	(994,685)	799,934

Total liabilities and stockholders’ equity	$1,154,636	$2,609,989

See accompanying notes.

Note:  The balance sheet at December 31, 2000 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

GALAGEN INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2001	2000	2001	2000

Revenues:
Product sales	$-	$6,459	$-	$6,459
Product licensing revenue	26,786	26,786	53,572	53,572
Product development revenue	1,500	62,210	5,000	163,138
Royalty revenue	41,749	55,332	71,629	101,319

	70,035	150,787	130,201	324,488
Operating expenses:
Cot of goods sold	-	2,806	-	2,806
Selling, general and administrative	383,120	579,922	846,936	1,149,061
Product development	448,733	515,471	918,752	1,114,393
Depreciation and amortization	81,511	135,075	165,364	270,150

	913,364	1,233,274	1,931,052	2,536,410

Operating loss	(843,329)	(1,082,487)	(1,800,851)	(2,211,922)

Interest income	2,011	28,002	12,732	69,237
Interest expense	(3,438)	-	(6,500)	-

Net loss before accounting change	(844,756)	(1,054,485)	(1,794,619)	(2,142,685)

Cumulative effect of change in accounting principle	-	-	-	(732,000)

Net loss	$(844,756)	$(1,054,485)	$(1,794,619)	$(2,874,685)

Net loss per share – basic and diluted
Net loss before accounting change	$(.07)	$(.10)	$(.15)	$(.20)
Cumulative effect of change in accounting principle	$-	$-	$-	$(.07)

Net loss per share	$(.07)	$(.10)	$(.15)	$(.27)

Weighted average number of common shares outstanding basic and diluted	12,275,448	10,509,229	12,275,448	10,480,305

See accompanying notes.

GALAGEN INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30

	2001	2000

Operating activities:
Net loss	$(1,794,619)	$(2,874,685)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	165,364	270,150
Cumulative effect of accounting change	-	732,000
Changes in operating assets and liabilities	786,484	45,343

Net cash used in operating activities	(842,771)	(1,827,192)

Investing activities:
Purchase of property, plant and equipment	-	(6,030)
Decrease in restricted cash	47,574	-
Change in available-for-sale securities, net	-	1,587,552

Net cash provided by investing activities	47,574	1,581,522

Financing activities:
Proceeds from issuance of common stock	-	237,248
Payments on capital lease	(16,497)	-

Net cash (used in) provided by financing activities	(16,497)	237,248

Decrease in cash	(811,694)	(8,422)
Cash and cash equivalents at beginning of period	826,943	204,817

Cash and cash equivalents at end of period	$15,249	$196,395

See accompanying notes.

GALAGEN INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

             The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes contained in the Annual Report of GalaGen Inc. (the “Company”) on Form 10-K, as amended, for the fiscal year ended December 31, 2000.

             The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring losses and has negative stockholders equity as of June 30, 2001. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include adjustments to the carrying value of assets and liabilities, which may be necessary should the Company not continue in operation.

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

             In the fourth quarter of 2000 and retroactive to January 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin  (SAB) No. 101, “Revenue Recognition in Financial Statements.” Previously, the Company had recognized revenue for nonrefundable, up-front license fees as revenue upon receipt and signing of the agreement. Under the new accounting method adopted retroactive to January 1, 2000, the Company recognizes revenue from nonrefundable up-front license fees over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The cumulative effect of the change on prior years resulted in a charge to income of $732,000, which is included in the loss for the first quarter of 2000. The effect of the change on the six months ended June 30, 2001 was to decrease the loss before the cumulative effect of the accounting change by $53,572.

             For each of the quarters ended March 31, June 30, September 30, and December 31, 2000, and the quarters ended March 31, and June 30, 2001 the Company recognized $26,786 in revenue that was included in the cumulative effect adjustment as of January 1, 2000.  Additionally, the Company will recognize in revenue $107,144 annually for the years ending December 31, 2001 through 2006 for amounts included in the cumulative effect adjustment.

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

Inventory

             Inventories are stated at the lower of cost or market using the first-in, first-out method.  The Company periodically evaluates the need for reserves associated with obsolete inventory.  Inventory at June 30, 2001 and December 31, 2000 consisted of the following:

	June 30, 2001	December 31, 2000

Raw materials	$29,811	$46,674
Finished goods	227,472	178,072

	$257,283	$224,746

Reclassifications

             Certain items in these financial statements have been reclassified to conform to the current period presentation.

3.	Financing of Annual Directors and Officers and Product Liability Insurance Premiums

             In April 2001, the Company financed the annual premium of $73,633 for directors and officers and product liability insurance. Terms of the financing included a down payment of $22,154 and monthly payments of $5,984 through January 2002. The remaining payments are shown as a short-term note payable of $40,265 as of June 30, 2001.

4.	Hormel Advance

             In July 1999, the Company entered into a licensing and distribution agreement with Hormel HealthLabs (“HHL”), a subsidiary of Hormel Foods Corporation.  The licensing agreement granted worldwide rights to manufacture, distribute, market and sell the Company’s previously acquired line of critical care enteral nutrition products and formulas.  Under the terms of the agreement HHL paid monthly royalties subject to an annual minimum royalty to the Company based upon net sales of the specified products and reimbursed the Company for expenses associated in supporting the specified products. HHL commenced selling the critical care products on a limited basis in September 1999, and on an exclusive basis effective October 1999.

             In June 2001, HHL paid the Company a $100,000 advance on royalties and expense reimbursements due related to the licensing agreement. As of June 30, 2001, $62,033, representing May and June 2001 royalties earned and expense reimbursements, had been applied against the advance payment leaving $37,967 to be applied towards future royalties and expense reimbursements.

5.	Subsequent Events

             In August 2001, the Company sold all of the assets related to its critical care enteral nutrition products business to Hormel HealthLabs (“HHL”), a subsidiary of Hormel Foods Corporation. As noted in Note 4, the Company had previously entered into a licensing and distribution agreement with HHL in July 1999. As consideration for the assets, HHL paid the Company $1,000,000 less unearned amounts from the advance discussed in Note 4 as of the date of the transaction. As a result of the transaction it is anticipated the Company will record a gain in the third quarter of 2001 of approximately $700,000.

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

             In March 1999, the Company entered into an agreement with Tropicana Products, Inc., a division of PepsiCo Inc.  Under the agreement, which expired in December 1999, the two companies were  exploring development of nutritious beverages for the health-conscious consumer.  Subsequent to the expiration of the exploratory agreement in December 1999, the Company is conducting additional studies which may lead to product introduction opportunities with Tropicana.

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

Results of Operations

For the Three Months ended June 30, 2001 and 2000

             General.  The net loss decreased by $209,729, or 19.9%, for the three months ended June 30, 2001 to $844,756 from $1,054,485 for the same period in 2000. The loss decrease was due primarily to reduced marketing and research activities in the second quarter of calendar year 2001 offset by decreased product development and royalty revenue.

             Revenues.  For the three months ended June 30, 2001 revenues of $70,035 included product development and royalty revenue of $1,500 and $41,749, respectively. In addition, $26,786 of licensing revenue was recognized in the second quarter due to the amortization of the SAB 101 cumulative effect adjustment. For the same period in 2000, revenues of $150,787 consisted of $62,210 in product development revenue, $55,332 in royalty revenue, product sales of $6,459 and an amortization of the cumulative effect adjustment totaling $26,786.  See Note 2.

             Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $198,802, or 33.9%, for the three months ended June 30, 2001 to $383,120 from $579,922 for the same period in 2000. The decrease is due primarily to decreased marketing expenses of in addition to a decrease in administrative personnel expenses.

             Product Development Expenses.  Expenses for product development decreased $66,738, or 12.9%, for the three months ended June 30, 2001 to $448,733 from $515,471 for the three months ended June 30, 2000. The decrease was primarily due to decreased expenses in support of the Company’s clinical product efforts and decreased expenses related to the Wyeth contract.

             Depreciation and Amortization.  Depreciation and amortization for the three months ended June 30, 2001 decreased $53,564, or 39.7%, to $81,511 from $135,075 for the same period in 2000.  The decrease was primarily due to decreased amortization of warrants and options issued for services and decreased amortization of goodwill, which was fully amortized as of December 31, 2000.

             Other Income (Expense).  Interest income for the three months ended June 30, 2001 decreased $25,991, or 92.8%, to $2,011 from $28,002 for the same period in 2000.  The decrease is primarily attributable to the decreased level of invested funds. Interest expense of $3,438 for the three months ended June 30, 2001 related to a capital lease entered into in October 2000 and interest related to the financing of the directors and officers and product liability insurance annual insurance premiums.  See Note 3.

For the Six Months ended June 30, 2001 and 2000

             General.  The net loss decreased by $1,080,066, or 37.6%, for the six months ended June 30, 2001 to $1,794,619 from $2,874,685 for the same period in 2000. The decrease in the loss was due primarily to the cumulative effect adjustment of $732,000 recorded in the first quarter of 2000 partially offset by decreased product development and royalty revenue. In addition, product development and selling and general expenses were reduced due to decreased marketing and research activities occurring in the first six months of calendar year 2001.

             Revenues.   For the six months ended June 30, 2001 revenues of $130,201 included product development and royalty revenue of $5,000 and $71,629, respectively. In addition, $53,572 of licensing revenue was recognized during the period due to the amortization of the SAB 101 cumulative effect adjustment. For the same period in 2000, revenues of $324,88 consisted of $163,138 in product development revenue, $101,319 in royalty revenue, an amortization of the cumulative effect adjustment totaling $53,572 and product sales of $6,459.

             Cost of Goods Sold.  For the six months ended June 30, 2001 and 2000, the cost of goods sold of  $0 and $6,459, respectively, related to the product sales.

             Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $302,125, or 26.3%, for the six months ended June 30, 2000 to $846,936 from $1,149,061 for the first six months of 2000. The decrease is due primarily to decreased marketing expenses of $267,933 in addition to a decrease in administrative personnel expenses.

             Product Development Expenses.  Expenses for product development decreased $195,641, or 17.6%, for the six months ended June 30, 2001 to $918,752 from $1,114,393 for the same period in 2000. The decrease was primarily due to decreased expenses in support of the Company’s clinical product efforts and decreased expenses related to the Wyeth contract.

             Depreciation and Amortization.  Depreciation and amortization for the six months ended June 30, 2001 decreased $104,786, or 38.8%, to $165,364 from $270,150 for the same period in 2000.  The decrease was primarily due to decreased amortization of warrants and options issued for services and decreased amortization of goodwill, which was fully amortized as of December 31, 2000.

             Other Income (Expense).  Interest income for the six months ended June 30, 2001 decreased $56,505, or 81.6%, to $12,732 from $69,237 for the same period in 2000.  The decrease is primarily attributable to the decreased level of invested funds. Interest expense of $6,500 for the six months ended June 30, 2001 related to a capital lease entered into in October 2000 and interest related to the financing of the directors and officers and product liability insurance annual insurance premiums.

Liquidity and Capital Resources

             Cash used in operating activities decreased by $984,421, or 53.9%, for the six months ended June 30, 2001 to $842,771 from $1,827,192 for the same period in 2000.   Cash used in operations for the six months ended June 30, 2001 went primarily to fund operating losses offset by accounts receivable collections of $528,923 and increases in accounts payable and accrued expenses of $369,067.  For the same period in 2000, cash used in operations went primarily to fund operating losses.

             For the six months ended June 30, the Company invested $0 and $6,030, in 2001 and 2000, respectively, in computer and manufacturing equipment to support its operations.  The Company sold $1,587,552 of its available-for-sale securities for the six months ended June 30, 2000.

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

             The Company needs to raise substantial additional funds for current operations, product development, manufacturing and marketing activities.  The Company’s ability to continue funding its planned operations is dependent upon its ability to generate product revenues or to obtain additional funds through equity or debt financing, strategic alliances, license agreements or from other financing sources.  A lack of adequate revenues or funding could eventually result in the insolvency or bankruptcy of the Company.  At a minimum, if adequate funds are not available, the Company may be required to delay or to eliminate expenditures for certain of its product development efforts or to license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop itself.  Because of the Company's significant long–term capital requirements, it may seek to raise funds at any time, even when conditions are unfavorable, which could result in significant dilution for current stockholders.

             Pursuant to a Master Lease Agreement dated as of June 30, 1998 (the “Lease Agreement”), the Company leases certain laboratory equipment, computer equipment and tenant improvements from Transamerica Business Credit Corporation (“Transamerica”).  Under a Security Agreement with Transamerica dated as of June 30, 1998 (the “Security Agreement”), the Company’s obligations under the Lease Agreement are secured by a first priority lien on substantially all of the Company’s equipment, fixtures and improvements and personal property.  The Lease Agreement requires the Company to make certain monthly lease payments.  The Company did not make the full amount of the lease payments in March, April, May and June.  The Company has received notice that Transamerica considers the Company to be in default under the Lease Agreement and the Security Agreement and that Transamerica reserves all of its rights and remedies under such agreements.  The Company currently is in negotiations with Transamerica regarding payments to be made under the Lease Agreement.

             The Company has had recurring losses and negative cash flows from operations, including a net loss of $1,794,619 and negative cash flow from operations of $842,771 in the first six months of calendar year 2001. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

             The Company has hired an investment bank to assist management in identifying and evaluating strategic alternatives for the Company, while optimizing shareholder value.

             In August 2001, the Company sold all of the assets related to its critical care enteral nutrition products business to Hormel HealthLabs (“HHL”), a subsidiary of Hormel Foods Corporation. As consideration for the assets, HHL paid the Company $1,000,000 less unearned amounts from the advance discussed in Note 4.

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

             We cannot be sure we will be successful in ever achieving either result.  We have experienced significant operating losses in each year since our inception in 1987.  We have an accumulated deficit of approximately $66 million as of June 30, 2001.  We may continue to lose money in the future.

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
•  license agreements; or
•  other financing sources.

             Because of our significant long–term capital requirements, we may seek to raise funds at any time.  We may do so even when conditions are unfavorable.  This could result in significant dilution of our current stockholders.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

             The Company’s market risk is unlikely to have a material adverse effect on the Company’s business, results of operations or financial condition.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.
(a.)	Exhibits

Exhibit No.	Description	Method of Filing

3.1	Second Restated Bylaws of the Company.(10)	Incorporation By Reference

3.2	Restated Certificate of Incorporation of the Company.(3)	Incorporated By Reference

4.1	Specimen Common Stock Certificate.(1)	Incorporated By Reference

4.2-4.18	Intentionally left blank.

4.19	Form of Subscription Agreement and Investment Letter (8)	Incorporated By Reference

4.20-4.23	Intentionally left blank.

4.24	Stock Purchase Warrant issued to CPR (USA Inc. dated November 18, 1997.(13)	Incorporated By Reference

4.25	Stock Purchase Warrant issued to Libertyview Plus Fund dated November 18, 1997.(14)	Incorporated By Reference

4.26	Stock Purchase Warrant issued to Libertyview Fund, LLC dated November 18, 1997.(15)	Incorporated By Reference

4.27	Warrant issued to CLARCO Holdings dated as of December 1,1997.(16)	Incorporated By Reference

4.28	Warrant issued to CLARCO Holdings dated as of December 1,1997.(17)	Incorporated By Reference

4.29	Intentionally left blank.

4.30	Warrant issued to Henry J. Cardello dated as of April 13, 1998. (20)	Incorporated By Reference

4.31	Warrant issued to Henry J. Cardello dated as of April 30, 1998. (20)	Incorporated By Reference

4.32	Warrant issued to Henry J. Cardello dated as of June 19, 1998. (20)	Incorporated By Reference

4.33	Warrant issued to William Young and Rebecca Young dated as of August 12, 1998.(24)	Incorporated By Reference

4.34	Warrant issued to Henry J. Cardello dated as of September 30, 1998.(24)	Incorporated By Reference

4.35	Warrant issued to American Home Products Corporation dated as of October 15, 1998.(24)	Incorporated By Reference

4.36	Form of Registration Rights Agreement dated April 20, 1999.(25)	Incorporated By Reference

4.37	Subscription Agreement and Investment Letter dated April 20, 1999 (Lombard Odier & Cie.(26)	Incorporated By Reference

4.38	Subscription Agreement and Investment Letter dated April 20, 1999 (H. Leigh Severance.(27)	Incorporated By Reference

4.39	Subscription Agreement and Investment Letter dated April 20, 1999 (H. L. Severance, Inc. Profit Sharing Plan and Trust.(28)	Incorporated By Reference

4.40	Subscription Agreement and Investment Letter dated April 20, 1999 (H. L. Severance, Inc. Pension Plan and Trust.(29)	Incorporated By Reference

4.41	Subscription Agreement and Investment Letter dated April 20, 1999 (Winston R. Wallin.(30)	Incorporated By Reference

4.42	Warrant issued to Carlson Real Estate Company, Inc. dated June 12, 2000.(34)	Incorporated By Reference

#10.1	License Agreement between the Company and Land O’Lakes dated May 7, 1992.(1)	Incorporated By Reference

#10.2	Royalty Agreement between the Company and Land O’Lakes dated May 7, 1992.(1)	Incorporated By Reference

10.3	Intentionally left blank.

10.4	Master Services Agreement between the Company and Land O’Lakes dated May 7, 1992.(1)	Incorporated By Reference

*10.5	GalaGen Inc. 1992 Stock Plan, as amended. (5)	Incorporated By Reference

10.6-10.7	Intentionally left blank.

#10.8	License and Collaboration Agreement between the Company and Chiron Corporation dated March 20, 1995.(1)	Incorporated By Reference

*10.9	GalaGen Inc. Employee Stock Purchase Plan, as amended. (2)	Incorporated By Reference

10.10-10.11	Intentionally left blank.

10.12	Master Equipment Lease between the Company and Cargill Leasing Corporation, dated June 6, 1996. (2)	Incorporated By Reference

10.13	Agreement for Progress Payments between the Company and Cargill Leasing Corporation, dated June 6, 1996. (2)	Incorporated By Reference

10.14	Agreement for Lease between the Company and Land O’Lakes, dated June 3, 1996. (2)	Incorporated By Reference

10.15-10.18	Intentionally left blank.

*10.19	GalaGen Inc. Annual Short Term Incentive Cash Compensation Plan. (4)	Incorporated By Reference

*10.20	GalaGen Inc. Annual Long Term Incentive Stock Option Compensation Plan. (4)	Incorporated By Reference

*10.21	GalaGen Inc. 1997 Incentive Plan. (6)	Incorporated By Reference

10.22	Master Loan and Security Agreement with TransAmerica Business Credit Corporation dated June 8, 1997. (7)	Incorporated By Reference

10.23	Amended and Restated License Agreement between the Company and Land O' Lakes dated March 11, 1998. (19)	Incorporated By Reference

#10.24	License Agreement between the Company and Metagenics, Inc. dated April 7, 1998. (20)	Incorporated By Reference

10.25	Intentionally left blank.

10.26	Asset Purchase Agreement between the Company and Nutrition Medical, Inc., dated September 1, 1998.(21)	Incorporated By Reference

10.27	Intentionally left blank.

10.28	Asset Purchase Agreement Amendment 1 between the Company and Nutrition Medical, Inc., dated October 28, 1998.(22)	Incorporated By Reference

10.29	Asset Purchase Agreement Amendment 2 between the Company and Nutrition Medical, Inc., dated December 23, 1998.(23)	Incorporated By Reference

#10.30	Collaboration and License Agreement between the Company and American Home Products Corporation acting through its Wyeth-Ayerst Laboratories Division, dated October 15, 1998. (24)	Incorporated By Reference

#10.31	Manufacturing and Supply Agreement between the Company and American Home Products Corporation acting through its Wyeth-Ayerst Laboratories Division dated October 15, 1998.(24)	Incorporated By Reference

#10.32	Product Development Collaboration, Manufacturing and Supply, and Retail Marketing Agreement between the Company and General Nutrition Corporation, dated December 22, 1998.(24)	Incorporated By Reference

10.33	Intentionally left blank

10.34	Repurchase Agreement by and between GalaGen Inc. and Chiron Corporation, dated April 1, 1999. (31)	Incorporated By Reference

#10.35	Licensing and Distribution Agreement by and between GalaGen Inc. and American Institutional Products, Inc., dated March 15, 1999.(31)	Incorporated By Reference

10.36	Intentionally left blank

10.37	Licensing and distribution agreement between GalaGen Inc. and American Institutional Products, Inc., dated July 15, 1999. (32)	Incorporated By Reference

#10.38	Licensing Agreement by and between GalaGen Inc. and Novartis Consumer Health, Inc., dated October 25, 1999. (33)	Incorporated By Reference

#10.39	Supply Agreement by and between GalaGen Inc. and Novartis Consumer Health, Inc., dated October 25, 1999. (33)	Incorporated By Reference

#10.40	Development Agreement by and between GalaGen Inc. and Novartis Consumer Health, Inc., dated December 17, 1999.(33)	Incorporated By Reference

10.41	301 Carlson Parkway Lease between Carlson Real Estate Company and Galagen, Inc. dated June, 2000. (34)	Incorporated By Reference

#10.42	Supply Agreement between Estee Lauder, Inc. and Galagen, Inc. (34)	Incorporated By Reference

#10.43	Employment Agreement with Robert Hoerr, M.D., dated December 6, 2000. (35)	Incorporated By Reference

#10.44	Employment Agreement with Henry J. Cardello, dated December 6, 2000. (35)	Incorporated By Reference

(1)	Incorporated herein by reference to the same numbered Exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 333-1032).
(2)	Incorporated herein by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (File No. 0-27976).
(3)	Incorporated herein by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 (File No. 0-27976).
(4)	Incorporated herein by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1996 (File No. 0-27976).
(5)	Incorporated herein by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 (File No. 0-27976).
(6)	Incorporated herein by reference to Appendix A to the Company’s 1997 Definitive Proxy Statement on Schedule 14A (File No. 0-27976).
(7)	Incorporated herein by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 0-27976).
(8)	Incorporated herein by reference to Exhibit No. 99 to the Company’s Report on Form 8-K, dated October 13, 2000 (File No. 0-27976).
(9)	Intentionally not used.
(10)	Incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K dated December 6, 2000 (File No. 0-27976).
(11)	Intentionally not used.
(12)	Intentionally not used.
(13)	Incorporated herein by reference to Exhibit No. 4.9 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41151).
(14)	Incorporated herein by reference to Exhibit No. 4.10 to the Company’s Registration Statement on Form S–3(Registration No. 333-41151).
(15)	Incorporated herein by reference to Exhibit No. 4.11 to the Company’s Registration Statement on Form S–3 (Registration No. 333-41151).
(16)	Incorporated herein by reference to Exhibit No. 4.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41151).
(17)	Incorporated herein by reference to Exhibit No. 4.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41151).
(18)	Intentionally not used.
(19)	Incorporated herein by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1997 (File No. 0-27976).
(20)	Incorporated herein by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998 (File No. 0-27976).
(21)	Incorporated herein by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File No. 0-27976).
(22)	Incorporated herein by reference to Exhibit No. 2.2 to the Company’s Report on Form 8-K, dated December 23, 1998 (File No. 0-27976).
(23)	Incorporated herein by reference to Exhibit No. 2.3 to the Company’s Report on Form 8-K, dated December 23, 1998 (File No. 0-27976).
(24)	Incorporated herein by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1998 (File No. 0-27976).
(25)	Incorporated herein by reference to Exhibit No. 4.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-3/A (Registration No. 333-71883).
(26)	Incorporated herein by reference to Exhibit No. 4.6 to Amendment No. 2 to the Company’s Registration Statement on Form S-3/A (Registration No. 333-71883).
(27)	Incorporated herein by reference to Exhibit No. 4.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-3/A (Registration No. 333-71883).
(28)	Incorporated herein by reference to Exhibit No. 4.8 to Amendment No. 2 to the Company’s Registration Statement on Form S-3/A (Registration No. 333-71883).
(29)	Incorporated herein by reference to Exhibit No. 4.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-3/A (Registration No. 333-71883).
(30)	Incorporated herein by reference to Exhibit No. 4.10 to Amendment No. 2 to the Company’s Registration Statement on Form S-3/A (Registration No. 333-71883).
(31)	Intentionally not used
(32)	Intentionally not used
(33)	Incorporated herein by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1999. (File No. 0-27976).
(34)	Incorporated herein by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000. (File No. 0-27976).
(35)	Incorporated herein by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10K, as amended, for the year ended December 31, 2000. (File No. 0-27976).

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
#	Contains portions for which confidential treatment has been granted to the Company.

(b)         Reports on Form 8-K

                           Form 8-K dated April 2, 2001 filing (a) press release reporting the execution by the Company of a term sheet with an institutional investor for the private placement of certain securities, and (b) a letter to the Company’s stockholders from its President and Chief Executive Officer, and Chairman and Chief Technical Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GalaGen Inc.

(Registrant)

Date: August 14th, 2001	By:	/s/ Henry J. Cardello

Henry J. Cardello,
Chief Executive Officer
(Acting Principal Financial Officer and Principal Accounting Officer)