Form 10-Q
period 2001-09-30
GALAGEN INC
filed 2001-11-14
CIK 889872

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2001.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from _____________________ to _____________________.

Commission file number 0-27976.

GalaGen Inc

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
Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common Stock, $.01 par value – 12,275,448 shares as of October 31, 2001.

INDEX

GALAGEN INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GALAGEN INC.

BALANCE SHEETS

ASSETS	September 30, 2001	December 31, 2000
	(Unaudited)
Current assets:
Cash and cash equivalents	$256,799	$826,943
Accounts receivable, net of allowance of $13,136 in 2001 and 2000	17,566	554,760
Prepaid expenses	116,868	206,886
Inventory	107,080	224,746
Total current assets	498,313	1,813,335

Property and equipment	860,864	860,864
Less accumulated depreciation	(651,532)	(536,262)
	209,332	324,602

Customer list, net	-	270,000
Other intangible assets, net	-	106,373
Restricted cash	-	77,679
Deferred expenses	159,919	18,000
	159,919	472,052

Total assets	$867,564	$2,609,989

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$892,301	$949,872
Development contract advance	84,275	89,275
Current portion of deferred revenue	107,140	107,140
Current portion of capital lease obligation	39,705	34,584
Notes payable	208,906	-
Other current liabilities	12,454	32,364
Total current liabilities	1,344,781	1,213,235

Commitments

Capital lease obligations	3,650	34,104
Deferred revenue	437,361	517,716
Other long-term liabilities	45,000	45,000
Total Long-term liabilities	486,011	596,820

Stockholders’ equity (deficit):
Preferred stock, $.01 par value:
Authorized shares – 15,000,000
Issued and outstanding shares – none in 2001 and 2000	-	-
Common stock, $.01 par value:
Authorized shares – 40,000,000
Issued and outstanding shares – 12,275,448 in 2001 and 2000	122,754	122,754
Additional paid–in capital	65,532,809	65,532,809
Accumulated deficit	(66,618,791)	(64,855,629)
Total stockholders’ equity (deficit)	(963,228)	799,934

Total liabilities and stockholders’ equity	$867,564	$2,609,989

See accompanying notes.

Note:  The balance sheet at December 31, 2000 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

GALAGEN INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
Revenues:
Product sales	$-	$2,853	$-	$9,312
Product licensing revenue	26,786	26,786	80,358	80,358
Product development revenue	-	66,397	5,000	230,403
Royalty revenue	13,163	35,579	84,792	136,030
	39,949	131,615	170,150	456,103
Operating expenses:
Cost of goods sold	-	1,976	-	4,782
Selling, general and administrative	217,925	614,231	1,064,861	1,763,292
Product development	496,608	627,936	1,415,360	1,742,329
Depreciation and amortization	66,229	135,075	231,593	405,225
	780,762	1,379,218	2,711,814	3,915,628
Operating loss	(740,813)	(1,247,603)	(2,541,664)	(3,459,525)

Interest income	110	17,569	12,842	86,806
Gain on sale of critical care enteral nutrition products business	779,252	-	779,252	-
Interest expense	(7,092)	-	(13,592)	-

Net income (loss) before accounting change	31,457	(1,230,034)	(1,763,162)	(3,372,719)

Cumulative effect of change in accounting principle	-	-	-	(732,000)

Net income (loss)	$31,457	$(1,230,034)	$(1,763,162)	$(4,104,719)

Net income (loss) per share – basic and diluted
Net income (loss) before accounting change	$-	$(.12)	$(.14)	$(.32)
Cumulative effect of change in accounting principle	$-	$-	$-	$(.07)

Net income (loss) per share	$-	$(.12)	$(.14)	$(.39)

Weighted average number of common shares outstanding basic and diluted	12,275,448	10,518,371	12,275,448	10,493,086

See accompanying notes.

GALAGEN INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
	2001	2000
Operating activities:
Net loss	$(1,763,162)	$(4,104,719)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	231,593	405,223
Gain on sale of critical care enteral nutrition products business	(779,252)	-
Write-down of inventory	147,516	-
Loss from permanent impairment of purchased technology	42,549	-
Cumulative effect of accounting change	-	732,000
Changes in operating assets and liabilities	498,266	557,373
Net cash used in operating activities	(1,622,490)	(2,410,123)

Investing activities:
Purchase of property, plant and equipment	-	(14,541)
Proceeds from sale of critical care enteral nutrition products business	1,000,000	-
Decrease in restricted cash	77,679	-
Change in available-for-sale securities, net	-	2,782,790
Net cash provided by investing activities	1,077,679	2,768,249

Financing activities:
Proceeds from issuance of common stock	-	237,248
Payments on capital lease	(25,333)	-
Net cash (used in) provided by financing activities	(25,333)	237,248
Decrease in cash	(570,144)	595,374
Cash and cash equivalents at beginning of period	826,943	204,817
Cash and cash equivalents at end of period	$256,799	$800,191

See accompanying notes.

GALAGEN INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.               Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes contained in the Annual Report of GalaGen Inc. (the “Company”) on Form 10-K, as amended, for the fiscal year ended December 31, 2000.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring losses and has negative stockholders equity as of September 30, 2001. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include adjustments to the carrying value of assets and liabilities, which may be necessary should the Company not continue in operation.

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

In the fourth quarter of 2000 and retroactive to January 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin  (SAB) No. 101, “Revenue Recognition in Financial Statements.” Previously, the Company had recognized revenue for nonrefundable, up-front license fees as revenue upon receipt and signing of the agreement. Under the new accounting method adopted retroactive to January 1, 2000, the Company recognizes revenue from nonrefundable up-front license fees over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The cumulative effect of the change on prior years resulted in a charge to income of $732,000, which is included in the loss for the first quarter of 2000. The effect of the change on the nine months ended September 30, 2001 was to decrease the loss before the cumulative effect of the accounting change by $80,358.

For each of the quarters ended March 31, June 30, September 30, and December 31, 2000, and the quarters ended March 31, June 30, and September 30, 2001 the Company recognized $26,786 in revenue that was included in the cumulative effect adjustment as of January 1, 2000.  Additionally, the Company will recognize in revenue $107,144 annually for the years ending December 31, 2001 through 2006 for amounts included in the cumulative effect adjustment.

Adoption of Recent FASB Statements of Financial Accounting Standards No. 141 and No. 142

In June 2001 the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, drastically changing the accounting for business combinations, goodwill and intangible assets. The FASB requires companies to adopt Statement No. 141 and No. 142 beginning January 1,2002. The Company continues to analyze the effects of Statement No. 141 and No. 142 but does not expect the adoption of the Statements to have an impact on future results.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the year.  Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock.  Basic and diluted net income (loss) per share are the same in all periods presented as all common share equivalents were antidilutive.

Inventory

Inventories are stated at the lower of cost or market using the first-in, first-out method.  The Company periodically evaluates the need for reserves associated with obsolete inventory.  As of September 30, 2001, the Company determined the realizable value of both the raw material and finished goods inventory was below cost. As a result the Company reduced the net carrying cost of both raw materials and finished goods inventory by a total of $147,516 to more accurately represent current fair market value. Inventory at September 30, 2001 and December 31, 2000 consisted of the following (net of reserve):

	September 30,	December 31,
	2001	2000
Raw materials	$16,024	$46,674
Finished goods	91,056	178,072
	$107,080	$224,746

Reclassifications

Certain items in these financial statements have been reclassified to conform to the current period presentation.

3.             Financing of Annual Directors and Officers and Product Liability Insurance Premiums

In April 2001, the Company financed the annual premium of $73,633 for directors and officers and product liability insurance. Terms of the financing included a down payment of $22,154 and monthly payments of $5,984 through January 2002. The remaining payments totaling $23,492 are included in short-term notes payable as of September 30, 2001.

4.             Sale of Critical Care Enteral Nutrition Products Business to Hormel HealthLabs

In July 1999, the Company entered into a licensing and distribution agreement with Hormel HealthLabs (“HHL”), a subsidiary of Hormel Foods Corporation.  The licensing agreement granted worldwide rights to manufacture, distribute, market and sell the Company’s previously acquired line of critical care enteral nutrition products and formulas.  Under the terms of the agreement HHL paid monthly royalties subject to an annual minimum royalty to the Company based upon net sales of the specified products and reimbursed the Company for expenses incurred in supporting the specified products. HHL commenced selling the critical care products on a limited basis in September 1999, and on an exclusive basis effective October 1999.

In August 2001, the Company sold all of the assets related to its critical care enteral nutrition products business to HHL. As consideration for the assets, HHL paid the Company $1,000,000 less unearned amounts from an advance on royalties and expenses given to the Company in June 2001. As a result of the transaction the Company recognized a gain of $779,252 in the third quarter of 2001 consisting of proceeds of $1,000,000 less unamortized customer list costs of $217,500 and transaction costs of $3,248.

5.             Note Payable

In August 2001, the Company converted the outstanding accounts payable balance relating to three vendors to separate notes payable. The notes totaling $184,459 carry an interest rate of 6.0% per annum. The unpaid principle and accrued interest are payable upon demand of the respective note holder. As of September 30, 2001, the Company has not made any payments of principle or interest.

6.             Impairment of Purchased Technology

The Company evaluates its long-lived assets for impairment losses when indications of impairment are present by comparing the non-discounted cash flows to the asset’s carrying amount.  An impairment loss is recorded if necessary.   In the third quarter of 2001, the Company determined the asset Purchased Technology, which represents the value of a food product acquired in 1998 and is being amortized over three years, had been impaired. The Company recorded a charge of  $42,549 to reduce the carrying value of the asset to $0 as of September 30, 2001.

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

The Company, in conjunction with strategic partners, seeks to expand applications for its technology and develop a portfolio of Proventra-based products that target the needs of consumers and the healthcare market.

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

In July 1999, the Company licensed its line of critical care nutrition products, to HHL.  The licensing agreement granted HHL worldwide rights to manufacture, distribute, market and sell the Company’s critical care products.  Under the terms of the agreement HHL paid royalties, subject to an annual minimum royalty, to the Company based upon net sales of the specified products.  HHL commenced selling the Company’s critical care products on a limited basis in September 1999, and on an exclusive basis effective October 1999. In August 2001, the Company sold all of the assets related to its critical care enteral nutrition products business to HHL. See Note 4.

In October 1999, the Company entered into a collaborative licensing agreement with Novartis Consumer Health Inc. (“Novartis”) whereby the Company granted Novartis certain rights to defined Proventra technology.  Also in October, the Company and Novartis entered into a supply agreement for which the Company will supply the Proventra ingredients.

In December 1999, the Company and Novartis entered into a development agreement for various product development and research projects.  Novartis will pay for pre-approved activities related to the research projects.  The Company will initially record payments received as an advance, and recognize revenue as the Company incurs the associated expense.  The Company also will receive a royalty from future Novartis sales as additional compensation. No royalties were due in 2001 or 2000.

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

Results of Operations

For the Three Months ended September 30, 2001 and 2000

General.  The Company reported net income of $31,457 for the three months ended September 30, 2001 compared to a loss of $1,230,034 for the same period in 2000. The change was due primarily to reduced marketing and research activities in the third quarter of calendar year 2001, the gain of $779,252 from the sale of the critical care enteral nutrition products business partially offset by the $147,516 inventory write-down and by decreased product development and royalty revenue.

Revenues.  For the three months ended September 30, 2001 revenues of $39,949 comprised of royalty revenue of $13,163, and $26,786 of licensing revenue recognized in the third quarter due to the amortization of the SAB 101 cumulative effect adjustment. For the same period in 2000, revenues of $131,615 consisted of $66,397 in product development revenue, $35,579 in royalty revenue, product sales of $2,853 and the amortization of the cumulative effect adjustment totaling $26,786.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $396,306, or 64.5%, for the three months ended September 30, 2001 to $217,925 from $614,231 for the same period in 2000. The decrease is due primarily to decreased marketing expenses of in addition to a decrease in administrative personnel expenses.

Product Development Expenses.  Expenses for product development decreased $131,328, or 20.9%, for the three months ended September 30, 2001 to $496,608 from $627,936 for the three months ended September 30, 2000. The decrease was primarily due to decreased expenses in support of the Company’s clinical product efforts and decreased expenses related to the Wyeth contract offset by a charge of $42,549 to recognize the permanent impairment of purchased technology.

Depreciation and Amortization.  Depreciation and amortization for the three months ended September 30, 2001 decreased $68,846, or 51.0%, to $66,229 from $135,075 for the same period in 2000.  The decrease was primarily due to decreased amortization of warrants and options issued for services and decreased amortization of goodwill, which was fully amortized as of December 31, 2000 and decreased amortization of the customer list which was eliminated in August as part of the sale of the critical care enteral nutrition products business.

Other Income (Expense).  Interest income for the three months ended September 30, 2001 decreased $17,459, or 99.4%, to $110 from $17,569 for the same period in 2000.  The decrease is primarily attributable to the decreased level of invested funds. Interest expense of $7,092 for the three months ended September 30, 2001 related to a capital lease entered into in October 2000, interest related to the financing of the directors and officers and product liability insurance annual insurance premiums and accrued interest on the notes payable.

For the Nine Months ended September 30, 2001 and 2000

General.  The net loss decreased by $2,341,557, or 57.0%, for the nine months ended September 30, 2001 to $1,763,162 from $4,104,719 for the same period in 2000. The decrease in the loss was due primarily to the cumulative effect adjustment of $732,000 recorded in the first quarter of 2000, the gain recognized in August 2001 related to the sale of the critical care enteral nutrition products business, see note 4 to the financial statements, and partially offset by the $147,516 inventory write-down and decreased product development and royalty revenue. In addition, product development and selling and general expenses were reduced due to decreased marketing and research activities occurring in the first nine months of calendar year 2001.

Revenues.  For the nine months ended September 30, 2001 revenues of $170,150 included product development and royalty revenue of $5,000 and $84,792, respectively. In addition, $80,358 of licensing revenue was recognized during the period due to the amortization of the SAB 101 cumulative effect adjustment. For the same period in 2000, revenues of $456,103 consisted of $230,403 in product development revenue, $136,030 in royalty revenue, an amortization of the cumulative effect adjustment totaling $80,358 and product sales of $9,312.

Cost of Goods Sold.  For the nine months ended September 30, 2001 and 2000, the cost of goods sold of  $0 and $4,782, respectively, related to the product sales.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $698,431, or 39.6%, for the nine months ended September 30, 2001 to $1,064,861 from $1,763,292 for the first nine months of 2000. The decrease is due primarily to decreased marketing expenses in addition to a decrease in administrative personnel expenses.

Product Development Expenses.  Expenses for product development decreased $326,969, or 18.8%, for the nine months ended September 30, 2001 to $1,415,360 from $1,742,329 for the same period in 2000. The decrease was primarily due to decreased expenses in support of the Company’s clinical product efforts and decreased expenses related to the Wyeth contract offset by a charge of $42,549 to recognize the permanent impairment of purchased technology.

Depreciation and Amortization.  Depreciation and amortization for the nine months ended September 30, 2001 decreased $173,632, or 42.8%, to $231,593 from $405,225 for the same period in 2000.  The decrease was primarily due to decreased amortization of warrants and options issued for services and decreased amortization of goodwill, which was fully amortized as of December 31, 2000 and decreased amortization of the customer list which was eliminated in August as part of the sale of the critical care enteral nutrition products business.

Other Income (Expense).  Interest income for the nine months ended September 30, 2001 decreased $73,964, or 85.2%, to $12,842 from $86,806 for the same period in 2000.  The decrease is primarily attributable to the decreased level of invested funds. Interest expense of $13,592 for the nine months ended September 30, 2001 related to a capital lease entered into in October 2000 and interest related to the financing of the directors and officers and product liability insurance annual insurance premiums and accrued interest on the notes payable.

Liquidity and Capital Resources

Cash used in operating activities decreased by $787,633, or 32.7%, for the nine months ended September 30, 2001 to $1,622,490 from $2,410,123 for the same period in 2000.   Cash used in operations for the nine months ended September 30, 2001 went primarily to fund operating losses offset by accounts receivable collections of $537,194 and increases in accounts payable and accrued expenses of $126,425.  For the same period in 2000, cash used in operations went primarily to fund operating losses.

For the nine months ended September 30, 2001 and 2000, the Company invested $0 and $14,541, respectively, in computer and manufacturing equipment to support its operations.  The Company sold $2,782,790 of its available-for-sale securities for the nine months ended September 30, 2000. Proceeds from the sale of the critical care enteral nutrition products business were $1,000,000 for the nine months ended September 30, 2001.

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

The Company needs to raise substantial additional funds for current operations, product development, manufacturing and marketing activities.  The Company’s ability to continue funding its planned operations is dependent upon its ability to generate product revenues or to obtain additional funds through equity or debt financing, strategic alliances, license agreements or from other financing sources.  A lack of adequate revenues or funding could result in the insolvency or bankruptcy of the Company.  At a minimum, if adequate funds are not available, the Company may be required to delay or to eliminate expenditures for certain of its product development efforts or to license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop itself.  Because of the Company's significant long–term capital requirements, it may seek to raise funds at any time, even when conditions are unfavorable, which could result in significant dilution for current stockholders.

Pursuant to a Master Lease Agreement dated as of June 30, 1998 (the “Lease Agreement”), the Company leases certain laboratory equipment, computer equipment and tenant improvements from Transamerica Business Credit Corporation (“Transamerica”).  Under a Security Agreement with Transamerica dated as of June 30, 1998 (the “Security Agreement”), the Company’s obligations under the Lease Agreement are secured by a first priority lien on substantially all of the Company’s equipment, fixtures and improvements and personal property.  The Lease Agreement requires the Company to make certain monthly lease payments. The lease expired in June 2001 and requires the Company to purchase the laboratory equipment, computer equipment and tenant improvements through the payment of $164,900 representing the fair market value as of June 30, 2001 or elect to renew the lease for an additional twelve months. As of September 30, 2001, the Company has not made the full amount of the June lease payment and has not exercised the option to purchase the equipment and improvements for fair market value. The Company has received notice that Transamerica considers the Company to be in default under the Lease Agreement and the Security Agreement and that Transamerica reserves all of its rights and remedies under such agreements.  The Company currently is in negotiations with Transamerica regarding payments to be made under the Lease Agreement.

The Company has had recurring losses and negative cash flows from operations, including a net loss of $1,763,162 and negative cash flow from operations of $1,622,490 in the first nine months of calendar year 2001. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has hired an investment bank to assist management in seeking additional investors or in selling certain of the Company’s assets.

In August 2001, the Company sold all of the assets related to its critical care enternal nutrition products business to Hormel HealthLabs (“HHL”), a subsidiary of Hormel Foods Corporation. As consideration for the assets, HHL paid the Company $1,000,000 less unearned amounts from the advance.

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

We cannot be sure we will be successful in ever achieving either result.  We have experienced significant operating losses in each year since our inception in 1987.  We have an accumulated deficit of approximately $67 million as of September 30, 2001.  We may continue to lose money in the future.

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

PART II. OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K.

(a.)    Exhibits

Exhibit No.	Description	Method of Filing
3.1	Second Restated Bylaws of the Company.(10)	Incorporation By Reference

3.2	Restated Certificate of Incorporation of the Company.(3)	Incorporated By Reference

4.1	Specimen Common Stock Certificate.(1)	Incorporated By Reference

4.2-4.18	Intentionally left blank.

4.19	Form of Subscription Agreement and Investment Letter (8)	Incorporated By Reference

4.20-4.23	Intentionally left blank.

4.24	Stock Purchase Warrant issued to CPR (USA) Inc. dated November 18, 1997.(13)	Incorporated By Reference

4.25	Stock Purchase Warrant issued to Libertyview Plus Fund dated November 18, 1997.(14)	Incorporated By Reference

4.26	Stock Purchase Warrant issued to Libertyview Fund, LLC dated November 18, 1997.(15)	Incorporated By Reference

4.27	Warrant issued to CLARCO Holdings dated as of December 1,1997.(16)	Incorporated By Reference

4.28	Warrant issued to CLARCO Holdings dated as of December 1,1997.(17)	Incorporated By Reference

4.29	Intentionally left blank.

4.30	Warrant issued to Henry J. Cardello dated as of April 13, 1998. (20)	Incorporated By Reference

4.31	Warrant issued to Henry J. Cardello dated as of April 30, 1998. (20)	Incorporated By Reference

4.32	Warrant issued to Henry J. Cardello dated as of June 19, 1998. (20)	Incorporated By Reference

4.33	Warrant issued to William Young and Rebecca Young dated as of August 12, 1998.(24)	Incorporated By Reference

4.34	Warrant issued to Henry J. Cardello dated as of September 30, 1998.(24)	Incorporated By Reference

4.35	Warrant issued to American Home Products Corporation dated as of October 15, 1998.(24)	Incorporated By Reference

4.36	Form of Registration Rights Agreement dated April 20, 1999.(25)	Incorporated By Reference

4.37	Subscription Agreement and Investment Letter dated April 20, 1999 (Lombard Odier & Cie).(26)	Incorporated By Reference

4.38	Subscription Agreement and Investment Letter dated April 20, 1999 (H. Leigh Severance).(27)	Incorporated By Reference

4.39	Subscription Agreement and Investment Letter dated April 20, 1999 (H. L. Severance, Inc. Profit Sharing Plan and Trust).(28)	Incorporated By Reference

4.40	Subscription Agreement and Investment Letter dated April 20, 1999 (H. L. Severance, Inc. Pension Plan and Trust).(29)	Incorporated By Reference

4.41	Subscription Agreement and Investment Letter dated April 20, 1999 (Winston R. Wallin).(30)	Incorporated By Reference

4.42	Warrant issued to Carlson Real Estate Company, Inc. dated June 12, 2000 (34)	Incorporated By Reference

#10.1	License Agreement between the Company and Land O’Lakes dated May 7, 1992.(1)	Incorporated By Reference

#10.2	Royalty Agreement between the Company and Land O’Lakes dated May 7, 1992.(1)	Incorporated By Reference

10.3	Intentionally left blank.

10.4	Master Services Agreement between the Company and Land O’Lakes dated May 7, 1992.(1)	Incorporated By Reference

*10.5	GalaGen Inc. 1992 Stock Plan, as amended. (5)	Incorporated By Reference

10.6-10.7	Intentionally left blank.

#10.8	License and Collaboration Agreement between the Company and Chiron Corporation dated March 20, 1995.(1)	Incorporated By Reference

*10.9	GalaGen Inc. Employee Stock Purchase Plan, as amended. (2)	Incorporated By Reference

10.10-10.11	Intentionally left blank.

10.12	Master Equipment Lease between the Company and Cargill Leasing Corporation, dated June 6, 1996. (2)	Incorporated By Reference

10.13	Agreement for Progress Payments between the Company and Cargill Leasing Corporation, dated June 6, 1996. (2)	Incorporated By Reference

10.14	Agreement for Lease between the Company and Land O’Lakes, dated June 3, 1996. (2)	Incorporated By Reference

10.15-10.18	Intentionally left blank.

*10.19	GalaGen Inc. Annual Short Term Incentive Cash Compensation Plan. (4)	Incorporated By Reference

*10.20	GalaGen Inc. Annual Long Term Incentive Stock Option Compensation Plan. (4)	Incorporated By Reference

*10.21	GalaGen Inc. 1997 Incentive Plan. (6)	Incorporated By Reference

10.22	Master Loan and Security Agreement with TransAmerica Business Credit Corporation dated June 8, 1997. (7)	Incorporated By Reference

10.23	Amended and Restated License Agreement between the Company and Land O' Lakes dated March 11, 1998. (19)	Incorporated By Reference

#10.24	License Agreement between the Company and Metagenics, Inc. dated April 7, 1998. (20)	Incorporated By Reference

10.25-10.29	Intentionally left blank.

#10.30	Collaboration and License Agreement between the Company and American Home Products Corporation acting through its Wyeth-Ayerst Laboratories Division, dated October 15, 1998. (24)	Incorporated By Reference

#10.31	Manufacturing and Supply Agreement between the Company and American Home Products Corporation acting through its Wyeth-Ayerst Laboratories Division dated October 15, 1998.(24)	Incorporated By Reference

#10.32	Product Development Collaboration, Manufacturing and Supply, and Retail Marketing Agreement between the Company and General Nutrition Corporation, dated December 22, 1998.(24)	Incorporated By Reference

10.33	Intentionally left blank

10.34	Repurchase Agreement by and between GalaGen Inc. and Chiron Corporation, dated April 1, 1999. (31)	Incorporated By Reference

#10.35	Licensing and Distribution Agreement by and between GalaGen Inc. and American Institutional Products, Inc., dated March 15, 1999.(31)	Incorporated By Reference

10.36	Intentionally left blank

10.37	Licensing and distribution agreement between GalaGen Inc. and American Institutional Products, Inc., dated July 15, 1999. (32)	Incorporated By Reference

#10.38	Licensing Agreement by and between GalaGen Inc. and Novartis Consumer Health, Inc., dated October 25, 1999. (33)	Incorporated By Reference

#10.39	Supply Agreement by and between GalaGen Inc. and Novartis Consumer Health, Inc., dated October 25, 1999. (33)	Incorporated By Reference

#10.40	Development Agreement by and between GalaGen Inc. and Novartis Consumer Health, Inc., dated December 17, 1999. (33)	Incorporated By Reference

10.41	301 Carlson Parkway Lease between Carlson Real Estate Company and Galagen, Inc. dated June, 2000. (34)	Incorporated By Reference

#10.42	Supply Agreement between Estee Lauder, Inc. and Galagen, Inc. (34)	Incorporated By Reference

*10.43	Employment Agreement with Robert Hoerr, M.D., dated December 6, 2000. (35)	Incorporated By Reference

*10.44	Employment Agreement with Henry J. Cardello, dated December 6, 2000. (35)	Incorporated By Reference

(1)		Incorporated herein by reference to the same numbered Exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 333-1032).
(2)		Incorporated herein by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (File No. 0-27976).
(3)		Incorporated herein by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 (File No. 0-27976).
(4)		Incorporated herein by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1996 (File No. 0-27976).
(5)		Incorporated herein by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 (File No. 0-27976).
(6)		Incorporated herein by reference to Appendix A to the Company’s 1997 Definitive Proxy Statement on Schedule 14A (File No. 0-27976).
(7)		Incorporated herein by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 0-27976).
(8)		Incorporated herein by reference to Exhibit No. 99 to the Company’s Report on Form 8-K, dated October 13, 2000 (File No. 0-27976).
(9)		Intentionally not used.
(10)		Incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K dated December 6, 2000 (File No. 0-27976).
(11)		Intentionally not used.
(12)		Intentionally not used.
(13)		Incorporated herein by reference to Exhibit No. 4.9 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41151).
(14)		Incorporated herein by reference to Exhibit No. 4.10 to the Company’s Registration Statement on Form S–3(Registration No. 333-41151).
(15)		Incorporated herein by reference to Exhibit No. 4.11 to the Company’s Registration Statement on Form S–3 (Registration No. 333-41151).
(16)		Incorporated herein by reference to Exhibit No. 4.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41151).
(17)		Incorporated herein by reference to Exhibit No. 4.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41151).
(18)		Intentionally not used.
(19)		Incorporated herein by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1997 (File No. 0-27976).
(20)	- (23)	Intentionally left blank.
(24)		Incorporated herein by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1998 (File No. 0-27976).
(25)		Incorporated herein by reference to Exhibit No. 4.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-3/A (Registration No. 333-71883).
(26)		Incorporated herein by reference to Exhibit No. 4.6 to Amendment No. 2 to the Company’s Registration Statement on Form S-3/A (Registration No. 333-71883).
(27)		Incorporated herein by reference to Exhibit No. 4.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-3/A (Registration No. 333-71883).
(28)		Incorporated herein by reference to Exhibit No. 4.8 to Amendment No. 2 to the Company’s Registration Statement on Form S-3/A (Registration No. 333-71883).
(29)		Incorporated herein by reference to Exhibit No. 4.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-3/A (Registration No. 333-71883).
(30)		Incorporated herein by reference to Exhibit No. 4.10 to Amendment No. 2 to the Company’s Registration Statement on Form S-3/A (Registration No. 333-71883).
(31)		Intentionally not used
(32)		Intentionally not used
(33)		Incorporated herein by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1999. (File No. 0-27976)

(34)		Incorporated herein by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000. (File No. 0-27976)

(35)		Incorporated herein by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10K, as amended, for the year ended December 31, 2000. (File No. 0-27976)

*		Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
#		Contains portions for which confidential treatment has been granted to the Company.

(b)           Reports on Form 8-K

A Current Report on Form 8K was filed on August 17, 2001 related to the sale of the Company’s critical care enteral nutrition products business and amendment to such Current Report Form 8K was filed on October 16, 2001 filing the required pro forma financial statements related to the transaction.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GalaGen Inc.
(Registrant)

Date: November 14th, 2001	By:	/s/ Henry J. Cardello
Henry J. Cardello,
Chief Executive Officer
(Acting Principal Financial Officer and Principal Accounting Officer)